Form 10-Q
period 1996-06-30
FIRST AMERICAN BANCORP /AL/
filed 1996-08-13
CIK 854631

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                  -----------

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996
                         Commission File No.:  0-17703

                                  -----------

                              First American Bancorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Alabama                               63-0879472
      ------------------             ------------------------------------
      (State of Alabama)             (I.R.S. Employer Identification No.)


                           251 Johnston Street, S.E.
                             Decatur, Alabama 35601
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (205) 340-7000
                        -------------------------------
                        (Registrant's telephone number)

                                  -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes   X     No
                                   ---       ---

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.


          Class                                Outstanding at June 30, 1996
          -----                                ----------------------------
Common Stock, $.01 Par Value                              2,253,396


The total number of pages in this report is 11.

First American Bancorp and  Subsidiary


                                   Form 10-Q

                                     Index


Part I                    Financial Information                              Page No.
- - -------------------------------------------------------------------------------------
Item 1                    Consolidated Statements of Condition as of
                          June 30, 1996, June 30, 1995, and December
                          31, 1995                                               3

                          Consolidated Statements of Income for the
                          Three Month Periods Ended June 30, 1996
                          and June 30, 1995 and for the Six Month
                          Periods Ended June 30, 1996 and June 30, 1995          5

                          Consolidated Statements of Cash Flows for
                          the Six Month Periods Ended June 30, 1996
                          and June 30, 1995                                      6

                          Notes to Consolidated Financial Statements             7

Item 2                    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations          8


Part II                   Other Information
- - -----------------------------------------------------------------------------

Item 1                    Legal Proceedings                                     10

Item 2                    Changes in Securities                                 10

Item 3                    Defaults upon Senior Securities                       10

Item 4                    Submission of Matters to a Vote of Security Holders   10

Item 5                    Other Information                                     10

Item 6                    Exhibits and Reports on Form 8-K                      10

                          Signatures                                            11

First American Bancorp and Subsidiary
Consolidated Statements of Condition
As of June 30, 1996 and 1995 and December 31, 1995

                                                                                      As of
                                                                                     June 30,                December 31,
Assets                                                                        1996              1995             1995
                                                                         ------------------------------------------------

Cash and due from banks                                                  $  9,066,717      $  9,174,702      $  9,434,479
Earning assets:
  Interest bearing deposits in other banks                                    109,641           113,500           123,362
  Federal funds sold                                                                          4,550,000
  Securities available for sale
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
  corporations                                                              9,970,725         6,616,188        13,462,088
Obligations of states and political subdivisions                           11,064,715                          10,335,454
Mortgage backed securities                                                 12,573,193         9,694,041        16,942,765
Other securities                                                            1,613,975         1,002,604           823,976
                                                                         ------------------------------------------------
     Total securities available for sale                                   35,222,608        17,312,833        41,564,283
Investment securities (estimated market values of
  $0, $23,367,000 and $0, respectively)
 U.S. Treasury securities and obligations of
  other U.S. Government Agencies (estimated
  market values of $0, $2,989,000 and $0
  respectively)                                                                               3,040,103
 Obligations of states and political subdivisions
  (estimated market values of $0, $16,231,000,
  and $0 respectively)                                                                       16,626,368
 Mortgage backed securities (estimated market
  values of $0, $4,147,000 and $0, respectively)                                              4,256,239
  respectively)
                                                                         ------------------------------------------------
Total investment securities                                                         0        23,922,710                 0
Mortgage loans held for sale,
 net of discount                                                              946,330         1,677,995           563,749
Loans, net of unearned income                                             156,990,715       126,901,069       127,053,081
Less: Allowance for loan losses                                            (1,504,005)       (1,302,453)       (1,512,454)
                                                                         ------------------------------------------------
     Net loans                                                            155,486,710       125,598,616       125,540,627
                                                                         ------------------------------------------------
Total earning assets                                                      191,765,289       173,175,654       167,792,021

Premises and equipment, net                                                 8,037,976         6,761,507         7,219,571
Other real estate                                                                                36,000            36,000
Accrued interest receivable                                                 1,349,495         1,187,484         1,180,255
Deferred Tax Benefit                                                        1,043,419           626,949           852,384
Other assets                                                                  957,139           693,850           861,750
                                                                         ------------------------------------------------
     Total Assets                                                        $212,220,035      $191,656,146      $187,376,460
                                                                         ================================================

                                                                            As of                      As of
                                                                           June 30,                 December 31,
Liabilities and Shareholders' Equity                                 1996              1995             1995
                                                                 -----------------------------------------------
  Deposits:
    Noninterest-bearing demand                                   $ 19,956,731      $ 22,019,318     $ 18,152,331
    Interest-bearing demand                                        64,680,299        65,606,347       69,491,765
    Certificates of Deposit $100,000 and over                      22,247,014        22,257,860       19,479,736
    Other time and savings                                         64,612,501        55,913,555       58,238,886
                                                                 -----------------------------------------------
     Total deposits                                               171,496,545       165,797,080      165,362,718

  Federal funds purchased                                           6,000,000                            825,000
  Current portion long term debt                                       51,133         5,000,000
  Long term debt                                                   12,605,000         1,285,556          105,000
  Capital lease obligation                                            151,205           174,392          163,030
  Accrued expenses and other liabilities                              968,022           658,320          965,364
                                                                 -----------------------------------------------
     Total Liabilities                                           $191,271,905      $172,915,348     $167,421,112

Shareholders' equity:
  Preferred stock, par value $.01 per share
   Authorized - 400,000 shares; none issued

  Common stock, par value $.01 per share
   Authorized - 10,000,000 shares at June 30, 1996 and
   2,500,000 shares at June 30,1995 and at December
   31, 1995; issued and outstanding 2,253,396 shares,
   2,251,791  shares and 2,251,791 shares,
    respectively                                                       20,488            13,648           20,471
  Surplus                                                          10,758,431        10,735,257       10,734,272
  Undivided profits                                                10,792,898         8,543,097        9,680,344
  Unrealized loss on securities                                      (623,687)         (551,204)        (479,739)
                                                                 -----------------------------------------------
     Total Shareholders' Equity                                    20,948,130        18,740,798       19,955,348
                                                                 -----------------------------------------------
Total Liabilities and Shareholders' Equity                       $212,220,035      $191,656,146     $187,376,460
                                                                 ===============================================



See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods and the six month periods ended June 30, 1996, and June 30, 1995


                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                      1996         1995             1996             1995
                                                                   ----------   ----------       ----------       ----------
Revenue from earning assets:
  Interest and fees on loans                                      $3,872,441     $3,126,393       $7,158,825      $6,054,979
  Interest on investment securities:
    Taxable                                                          413,971        376,754          858,025         763,287
    Exempt from Federal income tax                                   148,424        228,889          288,697         457,658
  Interest on Federal funds sold and
    interest-bearing deposits in
    other banks                                                       12,655         25,316           37,888          30,098
                                                                  ----------     ----------       ----------      ----------
   Total revenue from earning assets                               4,447,491      3,757,352        8,343,435       7,306,022

Interest expense:
  Interest on deposits                                             1,822,441      1,796,627        3,663,911       3,368,324
  Interest on long term debt and
    Federal funds purchased                                           65,216         72,858           74,819         221,424
Interest on obligations under
Capitalized leases                                                     3,104          3,562            6,326           7,232
                                                                  ----------     ----------       ----------      ----------

Total interest expense                                             1,890,761      1,873,047        3,745,056       3,596,980
                                                                  ----------     ----------       ----------      ----------
Gross interest margin                                              2,556,730      1,884,305        4,598,379       3,709,042
Provision for loan losses                                            181,285         90,000          226,213         197,300
                                                                  ----------     ----------       ----------      ----------
    Net interest margin                                            2,375,445      1,794,305        4,372,166       3,511,742

Noninterest revenues:
  Service charges on deposits                                        264,506        202,240          529,751         404,344
  Other operating revenues                                           163,110        148,492          292,706         268,513
  Net securities gains (losses)                                      (13,752)        (1,596)         (13,752)         (1,596)
                                                                  ----------     ----------       ----------      ----------
    Total noninterest revenues                                       407,864        349,136          808,705         671,261

Noninterest expenses:
  Salaries and employee benefits                                   1,025,260        806,492        1,966,772       1,598,583
  Occupancy, furniture and equipment                                 346,727        218,640          700,807         425,478
  Other operating expenses                                           472,058        449,482          900,826         885,897
                                                                  ----------     ----------       ----------      ----------
    Total noninterest expenses                                     1,844,045      1,474,614        3,568,405       2,909,958

     Income before income taxes                                      939,264        668,827        1,612,466       1,273,045

Provision for income taxes                                           327,638        181,275          497,839         363,086
                                                                  ----------     ----------       ----------      ----------
    Net income                                                    $  611,626     $  487,552       $1,114,627      $  909,959
                                                                  ==========     ==========       ==========      ==========
Net income per share based on weighted average
  number of shares outstanding                                    $     0.27     $     0.22       $     0.50      $     0.41





See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 1996 and June 30, 1995

                                                                                             1996               1995
                                                                                         -------------------------------
Net cash provided by operating activities                                                $    775,965        $ 1,171,003

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                       9,126,083            723,581
  Proceeds from the maturity of securities available for                                    3,182,001             46,099
  Purchase of securities available for sale                                                (5,836,213)
  Proceeds from the maturity of investment securities                                                            488,260
  Purchase of investment securities                                                                             (103,900)
  Net loans made to customers                                                             (30,455,613)        (6,616,263)
  Capitial expenditures                                                                    (1,073,132)          (326,866)
  Proceeds from sale of bank premises and equipment
  Proceeds from sale of other real estate                                                      33,767             52,540
                                                                                         -------------------------------
     Cash flows used by investing activities                                              (25,023,107)        (5,736,549)

Cash flows from financing activities:
  Net increase (decrease) in demand deposit accounts                                       (3,007,066)        (7,373,189)
  Net increase (decrease) in certificates of deposit
    and other time and savings deposits                                                     3,182,001         15,333,360
  Net increase (decrease) in Federal funds purchased                                        5,175,000
  Proceeds from issuance of debt                                                           12,551,133
  Payment of capital lease obligation                                                         (11,825)           (10,918)
  Repayment of long-term debt                                                                                   (283,333)
  Proceeds from issuance of common stock                                                       20,850          1,350,722
  Distribution for fractional shares                                                           (3,326)            (1,506)
                                                                                         -------------------------------
    Cash flows provided by financing activities                                            23,865,659          9,015,136

Net increase (decrease) in cash and cash equivalents                                         (381,483)        (2,566,650)
Cash and cash equivalents at beginning of period                                            9,557,841          9,428,612
                                                                                         -------------------------------
Cash and cash equivalents at end of period                                               $  9,176,358        $ 6,861,962
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                             $  3,682,722        $ 3,478,056
    Income taxes                                                                              405,551            391,621

Supplemental disclosure of noncash financing activity:
  The Company paid a 10% stock dividend on April 2, 1996.
  The Company also effected a stock split in the form of a 50% stock dividend on June 30, 1995.


See notes to consolidated financial statements.

                     First American Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                             June 30, 1995 and 1994


Note 1 - Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

         The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1995.

         The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 1995.


Note 2 - Results of Operations

         The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


Note 3 - Stock Dividend

         Earnings per weighted average number of shares outstanding in 1996 reflect a 10% stock split effected in the form of a stock dividend paid to shareholders on April 2, 1996. Earnings per weighted average number of shares outstanding in 1995 reflect a 50% stock dividend paid to shareholders on June 30, 1995 and a 10% stock split effected in the form of a stock dividend to shareholders on April 2, 1996.


Note 4 - Statement of Cash Flows

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Note 5 -  Investment Securities Classifications

         The Company transferred securities with an amortized cost of $ 23.6 million from the held-to-maturity classification to the available-for-sale classification effective August 1, 1995. The transferred securities had an estimated fair value of $23.2 million at the date of transfer, resulting in an increase in the unrealized loss on securities available for sale, net of deferred tax benefit of $197,000. The Company transferred the securities from the held-to-maturity classification to the available-for-sale classification to provide additional flexibility in managing the Company's liquidity and interest rate risk. Currently the Company has no securities classified as held to maturity.

               ITEMS 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the second quarter of 1996.

         The Company reported earnings of $612,000 during the second quarter of 1996 compared with $488,000 during the second quarter of 1995. This reflected a 25.4% increase. Net income per share during the second quarter of 1996 was $.27 compared to $.22 the second quarter of 1995. The earnings per share in 1995 have been restated to reflect a 10% stock split effected in the form of a stock dividend paid in 1996.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY

         Total assets increased 10.7% to $212.2 million at June 30, 1996 from $191.7 million at June 30, 1995, and 13.2% from $187.4 million at December 31, 1995. This increase was a result of the 23.7% increase in loans, net of unearned income, which was partially offset by an 14.6% decrease in securities.

         Securities available for sale increased to $35.2 million designated at June 30, 1996 from $17.3 million at June 30, 1995, a 103.5% increase. Securities designated as held to maturity decreased to $0 million at June 30, 1996 from $23.9 million at June 30, 1995, a 100% decrease as a result of the transfer of securities from the held to maturity classification to the available for sale classification as discussed in Note 5 above. Total securities decreased to $35.2 million at June 30, 1996 from $41.2 million at June 30, 1995 or 14.6%. The decrease in the portfolio was primarily to fund the Company's loan growth and the departure of higher cost public deposits as discussed below.

         At June 30, 1996, the Bank holds the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Bank periodically evaluates these securities to determine the effect that various interest rate changes has on the market value of these securities. The Bank understands that changing interest rates impact the market value of the security and its average life. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Bank's earnings and capital resulting form rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Bank holds no securities whose ultimate principal redemption would be less that par.

         Loans, net of unearned income, grew to $157.0 million at June 30, 1996 from $126.9 million at June 30, 1995, or 23.7% as a result of strong loan demand in the first two quarters in 1996. During the first two quarters of 1996 loans, net of unearned income, increased to $157.0 million from $127.1 million at December 31, 1995, a 23.6% increase.

         Reserve for loan losses increased 15.5% to $1.5 million at June 30, 1996 from $1.3 million at June 30, 1995. Loan loss reserve as a percent of loans, net of unearned income was 0.96% at June 30, 1996, compared to 1.03% at
June 30, 1995 and 1.20% at December 31, 1995.   The loss reserve appears to be
adequate at this time when the Bank's historical low loan loss ratio is considered.

         Bank premises and equipment increased to $8.0 million at June 30, 1996 from $6.8 million at June 30, 1995 primarily as a result of the opening of the Madison, Alabama branch in December 1995 and the acquisition of the Ardmore, Alabama branch March 15, 1996. Bank premises and equipment increased 11.3% from December 31, 1995.

         Total deposits at June 30, 1996 were $171.5 million compared with $165.8 million a year earlier, reflecting a 3.4% increase. Total deposits increased 3.7% from $165.4 million at December 31, 1996 to $171.5 million at June 30, 1996. Interest bearing demand deposits decreased $6.7 million at June 30, 1996 from March 31, 1996 due to the planned departure of competitively bid public funds bearing a high interest rate. The departure of these higher cost public funds has contributed to the improvement in the banks net interest margin. At June 30, 1996, Federal Funds purchased were $6.0 million compared to Federal Funds sold of $4.5 million at June 30, 1996. At June 30, 1996, the Company had $12.5 million in borrowings from the Federal Home Loan Bank compared with $6,180,556 due to the Federal Home Loan Bank at June 30, 1995. The increase in Federal Funds purchased and Federal Home Loan Bank borrowings is due primarily Company's strong loan demand.

         Shareholders' equity increased to $20.9 million at June 30, 1996, an 11.8% increase from 1996. Shareholders' equity increased from $20.0 million at December 31, 1995. The increase from December 31, 1995 was due to the Company's net income of $1.1 million in the six months ended June 30, 1996. Partially offsetting the net income was the mark-to-market adjustment for specific securities designated as available for sale in accordance with FASB 115 of $624,000 at June 30, 1996, a decrease of $144,000 from $480,000 at
December 31, 1995. The mark-to-market adjustment decreased $72,000 from June 30, 1995.

         At June 30, 1996, the equity capital to asset ratio was 9.87%. At June 30, 1995, this ratio was 9.78%; and at December 31, 1995, it was 10.6%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:

                                                                    Minimum Regulatory
                                    At June 30, 1996                   Requirements
                                    ----------------                ------------------
 Risk-based capital:
    Tier I capital ratio                 11.68%                             4.00%
    Total capital ratio                  12.51%                             8.00%
    Leverage Ratio                        9.99%                         3.00 to 5.00%


ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND CAPITAL RESOURCES

         Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

RESULTS OF OPERATIONS

         During the second quarter of 1996 earnings were $612,000, compared with second quarter earnings during 1995 of $488,000, a 25.4% increase, which resulted primarily from an improved interest margin offset by increased noninterest expenses.

         For the three month period ending June 30, 1996 gross interest margin improved $673,000 or 35.7% to $2,557,000 compared to $1,884,000 at June 30,
1995. When compared with the three month period ended June 30, 1995, the changes in the volume and mix of earning assets and interest-bearing liabilities as well as the current rate environment helped improve the gross interest margin during the second quarter of 1996.

         Interest and fees on loans increased $746,000 or 23.9%, due to growth in loan volume during the second quarter. Interest on investment securities decreased 7.1% or $43,000 as a result of decreased volume.

         The increase in volume of deposits resulted in an increase in deposit interest expense of $26,000 or 1.4%.

         The provision for loan losses increased by $91,000 during the second quarter of 1996 when compared with the second quarter of 1995. With the ratio of the reserve for loan losses to loans net of unearned income at June 30, 1996 of 0.96%, management feels that this allocation to loan loss reserve provides an adequate reserve to support the Bank's continued loan growth as well as the risk of future losses.

         Total noninterest revenues during the second quarter of 1996 increased $59,000, or 16.8% primarily as a result of increased service charges on deposit accounts.

         Total noninterest expenses during the second quarter of 1996 increased $369,000, or 25.1% due to increases in salaries and employee benefits, other operating expenses, and occupancy, furniture and equipment expenses.

         Income before income taxes increased 40.4% or $270,000 primarily due to improved gross interest margin. Income tax expense for the second quarter of 1996 compared to 1995 increased $146,000, or 80.7% as a result of increased before tax income.


                                    PART II


                           ITEM 1 - LEGAL PROCEEDINGS

None.


                         ITEM 2 - CHANGES IN SECURITIES

None.


                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                           ITEM 5 - OTHER INFORMATION

None.


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

27  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                First American Bancorp




Date:   August 12, 1996                    by  /s/ Dan M. David
                                             ----------------------------------
                                           Dan M. David
                                           Chairman and Chief Executive Officer

Date:   August 12, 1996                    by /s/ Alfred E. Cheatham, Jr.
                                             ----------------------------------
                                           Alfred E. Cheatham, Jr.
                                           Vice President and
                                           Chief Financial Officer