Form 10-Q
period 1996-09-30
FIRST AMERICAN BANCORP /AL/
filed 1996-11-14
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                               ---------------

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996
                          Commission File No.: 0-17703

                               ---------------


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


                               ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X     No
                                     -----      -----

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.

       Class                                  Outstanding at September 30, 1996
       -----                                  ---------------------------------
Common Stock, $.01 Par Value                               2,263,295

The total number of pages in this report is 11.

First American Bancorp and  Subsidiary

                                   Form 10-Q

                                     Index

Part I                    Financial Information                                          Page No.
-------------------------------------------------------------------------------------------------
Item 1                    Consolidated Statements of Condition as of
                          September 30, 1996, September 30, 1995, and
                          December 31, 1995                                                    3

                          Consolidated Statements of Income for the
                          Three Month Periods Ended September 30, 1996
                          and September 30, 1995 and for the Nine Month
                          Periods Ended September 30, 1996 and
                          September 30, 1995                                                   5

                          Consolidated Statements of Cash Flows for
                          the Nine Month Periods Ended September 30, 1996
                          and September 30, 1995                                               6

                          Notes to Consolidated Financial Statements                           7

Item 2                    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                        8


Part II                   Other Information
-----------------------------------------------------------------------------
Item 1                    Legal Proceedings                                                   10

Item 2                    Changes in Securities                                               10

Item 3                    Defaults upon Senior Securities                                     10

Item 4                    Submission of Matters to a Vote of Security Holders                 10

Item 5                    Other Information                                                   10

Item 6                    Exhibits and Reports on Form 8-K                                    11

                          Signatures                                                          11

First American Bancorp and Subsidiary
Consolidated Statements of Condition
As of September 30, 1996 and 1995 and December 31, 1995


                                                                           September 30,                   December 31,
Assets                                                               1996                 1995                 1995
                                                                 -------------------------------------------------------
Cash and due from banks                                          $  9,275,349         $  8,715,171          $  9,434,479
Earning assets:
  Interest bearing deposits in other banks                            124,045              110,113               123,362
  Federal funds sold                                                                     3,275,000
  Securities available for sale
U.S. Treasury securities and obligations of
  other U.S. Government agencies and
   corporations                                                     6,437,221           10,402,660            13,462,088
Obligations of states and political subdivisions                   11,105,349           11,888,105            10,335,454
 Mortgage backed securities                                        11,411,427           18,165,503            16,942,765
Other securities                                                    1,614,574              879,206               823,976
                                                                 -------------------------------------------------------

        Total securities available for sale                        30,568,571           41,335,474            41,564,283
Mortgage loans held for sale,
  net of discount                                                     976,835              643,713               563,749
Loans, net of unearned income                                     168,266,712          127,069,152           127,053,081
Less : Allowance for loan losses                                   (1,619,144)          (1,304,898)           (1,512,454)
                                                                 -------------------------------------------------------

      Net loans                                                   166,647,568          125,764,254           125,540,627
                                                                 -------------------------------------------------------

Total earning assets                                              198,317,019          171,128,554           167,792,021

Premises and equipment, net                                         7,997,684            6,993,732             7,219,571
Other real estate                                                                           36,000                36,000
Accrued interest receivable                                         1,023,924            1,236,187             1,180,255
Deferred Tax Benefit                                                1,066,825              672,857               852,384
Other assets                                                        1,831,730              717,806               861,750
                                                                 -------------------------------------------------------

   Total Assets                                                  $219,512,531         $189,500,307          $187,376,460
                                                                 =======================================================

                                                                           September 30,                   December 31,
Liabilities and Shareholders' Equity                                 1996                 1995                 1995
                                                                 -------------------------------------------------------
  Deposits:
    Noninterest-bearing demand                                   $ 24,563,203         $ 19,334,026          $ 18,152,331
    Interest-bearing demand                                        63,369,250           71,094,769            69,491,765
    Certificates of Deposit $100,000 and over                      24,725,347           21,289,506            19,479,736
    Other time and savings                                         66,573,942           56,482,066            58,238,886
                                                                 -------------------------------------------------------

     Total deposits                                               179,231,742          168,200,367           165,362,718

  Federal funds purchased                                           4,775,000                                    825,000
  Current portion long term debt                                      105,000            1,038,889
  Long term debt                                                   12,500,000              105,000               105,000
  Capital lease obligation                                            145,114              168,767               163,030
  Accrued expenses and other liabilities                              981,507              804,154               965,364
                                                                 -------------------------------------------------------

     Total Liabilities                                           $197,738,363         $170,317,177          $167,421,112

Shareholders' equity:
  Preferred stock, par value $.01 per share
   Authorized - 400,000 shares; none issued

  Common stock, par value $.01 per share
   Authorized - 10,000,000 shares at September 30, 1996 and
   2,500,000 shares at September 30,1995 and at December
   31, 1995; issued and outstanding 2,263,295 shares,
   2,251,791  shares and 2,251,791 shares,
    respectively                                                       22,633               20,471                20,471
  Surplus                                                          10,914,658           10,728,433            10,734,272
  Undivided profits                                                11,441,780            9,058,021             9,680,344
  Unrealized loss on securities, available
    for sale, net of tax                                             (604,903)            (623,975)             (479,739)
                                                                 -------------------------------------------------------

     Total Shareholders' Equity                                    21,774,168           19,183,130            19,955,348
                                                                 -------------------------------------------------------

Total Liabilities and Shareholders' Equity                       $219,512,531         $189,500,307          $187,376,460
                                                                 =======================================================

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods and the nine month periods ended September 30, 1996, and September 30, 1995


                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                      1996            1995              1996             1995
                                                   ----------      ----------        -----------      -----------
Revenue from earning assets:
  Interest and fees on loans                       $4,343,390      $3,230,478        $11,502,213      $ 9,285,457
  Interest on investment securities:
    Taxable                                           347,589         395,486          1,205,614        1,158,773
    Exempt from Federal income tax                    149,010         193,903            437,707          651,561
  Interest on Federal funds sold and
    interest-bearing deposits in
    other banks                                         2,030          38,735             39,920           68,833
                                                   ----------      ----------        -----------      -----------

   Total revenue from earning assets                4,842,019       3,858,602         13,185,454       11,164,624

Interest expense:
  Interest on deposits                              1,767,657       1,858,650          5,431,568        5,226,974
  Interest on long term debt and
    Federal funds purchased                           291,746          55,944            366,565          277,368
  Interest on obligations under
    Capitalized leases                                  2,983           3,450              9,309           10,682
                                                   ----------      ----------        -----------      -----------

Total interest expense                              2,062,386       1,918,044          5,807,442        5,515,024
                                                   ----------      ----------        -----------      -----------

Gross interest margin                               2,779,633       1,940,558          7,378,012        5,649,600
Provision for loan losses                             215,312         143,619            441,525          340,919
                                                   ----------      ----------        -----------      -----------

    Net interest margin                             2,564,321       1,796,939          6,936,487        5,308,681

Noninterest revenues:
  Service charges on deposits                         266,524         220,986            796,275          625,330
  Other operating revenues                            165,318         134,674            452,024          403,187
  Net securities gains (losses)                       (28,166)          9,457            (41,918)           7,861
                                                   ----------      ----------        -----------      -----------

    Total noninterest revenues                        397,676         365,117          1,206,381        1,036,378

Noninterest expenses:
  Salaries and employee benefits                    1,118,148         822,442          3,084,920        2,421,025
  Occupancy, furniture and equipment                  346,504         225,320          1,047,311          650,798
  Other operating expenses                            517,576         385,196          1,418,403        1,271,093
                                                   ----------      ----------        -----------      -----------

    Total noninterest expenses                      1,982,229       1,432,958          5,550,634        4,342,916

     Income before income taxes                       979,768         729,098          2,592,234        2,002,143

Provision for income taxes                            325,062         214,190            822,901          577,276
                                                   ----------      ----------        -----------      -----------
    Net income                                     $  654,706      $  514,908        $ 1,769,333      $ 1,424,867
                                                   ==========      ==========        ===========      ===========

Net income per share based on weighted average
  number of shares outstanding                     $     0.29      $     0.25        $      0.79      $      0.71
Weighted average number of shares outstanding       2,282,451       2,047,083          2,254,262        2,015,972

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 1996 and September 30, 1995

                                                                               1996                  1995
                                                                          ------------            ------------
Net cash provided by operating activities                                 $  1,205,420            $  3,275,054

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                       13,989,412               9,547,252
  Proceeds from the maturity of securities available for sale                3,182,401               1,603,647
  Purchase of securities available for sale                                 (6,218,019)            (10,474,067)
  Net loans made to customers                                              (41,641,521)             (6,929,716)
  Capital expenditures                                                      (1,153,557)               (674,670)
  Proceeds from sale of other real estate                                       33,767                  53,040
                                                                          ------------            ------------

     Cash flows used by investing activities                               (31,807,517)             (6,874,514)

Cash flows from financing activities:
  Net increase (decrease) in demand deposit accounts                           288,357              (4,570,059)
  Net increase (decrease) in certificates of deposit
    and other time and savings deposits                                     13,580,668              14,933,517
  Net increase (decrease) in Federal funds purchased                         3,950,000
  Proceeds from issuance of debt                                            12,500,000
  Payment of capital lease obligation                                          (17,916)                (16,542)
  Repayment of long-term debt                                                                       (5,425,000)
  Proceeds from issuance of common stock                                       145,867               1,350,722
  Distribution for fractional shares                                            (3,326)                 (1,506)
                                                                          ------------            ------------

    Cash flows provided by financing activities                             30,443,650               6,271,132

Net increase (decrease) in cash and cash equivalents                          (158,447)              2,671,672
Cash and cash equivalents at beginning of period                             9,557,841               9,428,612
                                                                          ------------            ------------

Cash and cash equivalents at end of period                                $  9,399,394            $ 12,100,284
Supplemental disclosure of noncash financing activity:
  The Company paid a 10% stock dividend to shareholders of record on March 27, 1996. The Company also effected a stock split in the form of a 50% stock dividend on June 30, 1995.





See notes to consolidated financial statements.

                     First American Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                          September 30, 1996 and 1995


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


Note 2 - Results of Operations

         The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


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

Note 5 - Adoption of Statement of Financial Accounting Standards

         The Company adopted Statement of Financial Accounting Standards (SFAS) Number 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of on January 1, 1996. SFAS Number 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of SFAS Number 121 did not result in any adjustments to the Company's earnings during the nine months ended September 30, 1996.

         Statement of Financial Accounting Standards (SFAS) Number 123, Accounting for Stock-Based Compensation defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion Number 25, Accounting for Stock Issued to Employees. The Company has elected to continue to measure the compensation cost for their stock option plans under the provisions of APB Opinion 25. The Adoption of SFAS 123 did not result in any adjustments to the Company's earnings during the nine months ended September 30, 1996.

Note 6 -  Investment Securities Classifications

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


               ITEMS 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the third quarter of 1996.

         The Company reported earnings of $655,000 during the third quarter of 1996 compared with $515,000 during the third quarter of 1995. This reflected a 27.2% increase. Net income per share during the third quarter of 1996 was $.29 compared to $.25 the third quarter of 1995. The earnings per share in 1995 have been restated to reflect a 10% stock split effected in the form of a stock dividend paid in 1996.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY

         Total assets increased 15.8% to $219.5 million at September 30, 1996 from $189.5 million at September 30, 1995, and 17.1% from $187.4 million at December 31, 1995. This increase was a result of the 32.4% increase in loans, net of unearned income, which was partially offset by a 25.9% decrease in securities.

         Securities available for sale decreased to $30.6 million designated at September 30, 1996 from $41.3 million at September 30, 1995, a 25.9% decrease. The decrease in the portfolio was primarily to fund the Company's loan growth and the departure of higher cost public deposits as discussed below.

         At September 30, 1996, the Bank holds the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Bank periodically evaluates these securities to determine the effect that various interest rate changes has on the market value of these securities. The Bank understands that changing interest rates impact the market value of the security and its average life. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Bank's earnings and capital resulting form rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Bank holds no securities whose ultimate principal redemption would be less than par.

         Loans, net of unearned income, grew to $168.3 million at September 30, 1996 from $127.1 million at September 30, 1995, or 32.4% as a result of strong loan demand in the first three quarters in 1996. During the first three quarters of 1996 loans, net of unearned income, increased to $168.3 million from $127.1 million at December 31, 1995, a 32.4% increase.

         Reserve for loan losses increased 23.1% to $1.6 million at September 30, 1996 from $1.3 million at September 30, 1995. Loan loss reserve as a percent of loans, net of unearned income was 0.96% at September 30, 1996, compared to 1.03% at September 30, 1995 and 1.19% at December 31, 1995. The loss reserve appears to be adequate at this time when the Bank's historical low loan loss ratio is considered.

         Bank premises and equipment increased to $8.0 million at September 30, 1996 from $7.0 million at September 30, 1995 primarily as a result of the opening of the Madison, Alabama branch in December 1995 and the acquisition of the Ardmore, Alabama branch March 15, 1996. Bank premises and equipment increased 10.8% from December 31, 1995.

         Total deposits at September 30, 1996 were $179.2 million compared with $168.2 million a year earlier, reflecting a 6.5% increase. Total deposits increased 8.3% from $165.4 million at December 31, 1995 to $179.2 million at September 30, 1996. Interest bearing demand deposits decreased $6.1 million at September 30, 1996 from December 31, 1995 due to the planned departure of competitively bid public funds bearing a high interest rate. The departure of these higher cost public funds has contributed to the improvement in the banks net interest margin. At September 30, 1996, Federal Funds purchased were $4.8 million compared to Federal Funds sold of $3.3 million at September 30, 1995. At September 30, 1996, the Company had $12.5 million in borrowings from the Federal Home Loan Bank (FHLB) compared with $1.0 million due at September 30, 1995. The $12.5 million FHLB debt has an interest rate of one month LIBOR (London Interbank offered rate) minus three basis points, 5.4505% at September 30, 1996 and matures June 5, 1998. The increase in Federal Funds purchased and Federal Home Loan Bank borrowings is due primarily Company's strong loan demand.

         Shareholders' equity increased to $21.8 million at September 30, 1996, an 13.5% increase from $19.2 million September 30, 1995. Shareholders' equity increased 9.0% from $20.0 million at December 31, 1995. The increase from December 31, 1995 was due to the Company's net income of $1.8 million in the nine months ended September 30, 1996. Partially offsetting the net income was the mark-to-market adjustment for specific securities designated as available for sale in accordance with FASB 115 of $605,000 at September 30, 1996, a decrease of $125,000 from $480,000 at December 31, 1995. The mark-to-market adjustment decreased $19,000 from September 30, 1995.

         At September 30, 1996, the equity capital to asset ratio was 9.9%. At September 30, 1995, this ratio was 10.1%; and at December 31, 1995, it was 10.6%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:

                                                            Minimum Regulatory
                                    At September 30, 1996       Requirements
                                    ---------------------   ------------------
         Risk-based capital:

            Tier I capital ratio            12.51%                  4.00%

            Total capital ratio             13.43%                  8.00%

            Leverage Ratio                   9.86%              3.00 to 5.00%

ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND CAPITAL RESOURCES

         Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

RESULTS OF OPERATIONS

         During the third quarter of 1996 earnings were $655,000, compared with third quarter earnings during 1995 of $515,000, a 27.2% increase, which resulted primarily from an improved interest margin offset by increased noninterest expenses.

         For the three month period ending September 30, 1996 gross interest margin improved $0.9 million or 47.4% to $2.8 million compared to $1.9 million at September 30, 1995. When compared with the three month period ended September 30, 1995, the changes in the volume and mix of earning assets and interest-bearing liabilities as well as the current rate environment helped improve the gross interest margin during the third quarter of 1996.

         Interest and fees on loans increased $1,113,000 or 34.5%, due to growth in loan volume during the third quarter. Interest on investment securities decreased 15.7% or $93,000 as a result of decreased volume.

         The decrease in volume of interest bearing deposits resulted in a decrease in deposit interest expense of $91,000 or 4.9%.

         The provision for loan losses increased by $72,000 during the third quarter of 1996 when compared with the third quarter of 1995. With the ratio of the reserve for loan losses to loans net of unearned income at September 30, 1996 of 0.96%, management feels that this allocation to loan loss reserve provides an adequate reserve to support the Bank's continued loan growth as well as the risk of future losses.

         Total noninterest revenues during the third quarter of 1996 increased $33,000, or 9.0% primarily as a result of increased service charges on deposit accounts.

         Total noninterest expenses during the third quarter of 1996 increased $549,000, or 38.3% due to increases in salaries and employee benefits, other operating expenses, and occupancy, furniture and equipment expenses.

         Income before income taxes increased 34.4% or $251,000 primarily due to improved gross interest margin. Income tax expense for the third quarter of 1996 compared to 1995 increased $111,000, or 51.9% as a result of increased before tax income.



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

None.


                           ITEM 5 - OTHER INFORMATION

None.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


            Exhibit 27  Financial Data Schedule (for SEC use only)


         On August 28, 1996, the Company filed a Form 8-K reporting a change in the Company's independent auditors by the Company's board of Directors effective August 27, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        First American Bancorp




Date:  November 13, 1996                By /s/ Dan M. David
                                           -------------------------------------
                                           Dan M. David
                                           Chairman and Chief Executive Officer


Date:  November 13, 1996                By /s/ Alfred E. Cheatham, Jr.
                                           -------------------------------------
                                           Alfred E. Cheatham, Jr.
                                           Vice President
                                           and Chief Financial Officer