Form 10-K
period 1996-12-31
FIRST AMERICAN BANCORP /AL/
filed 1997-03-31
CIK 854631

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                  FORM 10-K
                                ANNUAL REPORT
                                -------------
                       PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 1996  Commission File No: 0-17703

                             FIRST AMERICAN BANCORP
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)



                 ALABAMA                         63-0879472
         ------------------------  ------------------------------------
         (State of Incorporation)  (I.R.S. Employer Identification No.)


                          251 JOHNSTON STREET, S.E.
                            DECATUR, ALABAMA 35601
                   ----------------------------------------
                   (Address of principal executive offices)
                                (205) 340-7000
                       -------------------------------
                       (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                 Name of each exchange
      Title of each class                         on which registered
      -------------------                        ---------------------
           None                                         None


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.01 Par Value
                         ----------------------------
                               (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes X              No
                             ----              ----
Indicate by checkmark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates (based upon limited quotations of $17.00 per share during the past 60 days since there are no other reliable estimates of high and low bid quotations) was approximately $38,486,028 on March 21, 1997.

Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.


            Class                           Outstanding at February 28, 1997
----------------------------                --------------------------------
Common Stock, $.01 par value                             2,263,884

 Documents Incorporated by Reference       Part of 10-K in which Incorporated
---------------------------------------    ----------------------------------
Proxy Statement for 1997 Annual Meeting                  Part III

The Exhibit Index is located on page 63.

                                    PART I
                              ITEM 1 - BUSINESS


GENERAL

     First American Bancorp (the "Company") was incorporated under the laws of
the State of Alabama on   June 7, 1984 for purposes of becoming a bank holding
company and acquiring First American Bank (the "Bank"). The Company's acquisition of the Bank was completed as of August 9, 1985. The Company offers a broad range of bank and bank-related services through the Bank, its wholly owned subsidiary. The Bank is currently one of two locally owned banks in Decatur, Alabama that are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, as a second locally owned bank in Decatur opened in 1995. The Bank performs banking services customary for full-service banks of similar size for customers in Decatur and Morgan County, in Athens, Ardmore and Limestone County, and the city of Madison and Madison County, Alabama. These services include the making of personal and commercial loans, the furnishing of personal and commercial checking accounts, the receipt of demand and time deposit accounts and a credit card program. The Bank originates residential mortgages for immediate resale through its mortgage division. The Bank does not provide trust and fiduciary services. It offers discount securities brokerage through an unaffiliated broker. The Bank has three full service banking offices in Decatur, two full service offices in Athens, and a full service office in Madison and Ardmore. The Company operates a private banking program through its Private Banking Department. The purpose of the Private Banking Department is to enhance the core services that the Bank offers by focusing on a certain type of customer and offering an account which includes a variety of banking services. In August 1995, the Bank created two subsidiaries, First Allegiance Mortgage, Inc. ("FAM") and Corporate Billing, Inc. ("CBI"). FAM purchases sub-prime residential mortgages from brokers in northern and central Alabama. CBI purchases and collects accounts receivable for its customers. Management believes the subsidiaries will provide the Company with very attractive additional sources of income which will further enhance shareholder value.

BUSINESS STRATEGY

     The Company's business strategy is to continue to grow while maintaining high asset quality, and includes the following components:

     Increase Market Share in Existing Markets. Management will continue to take advantage of the marketing and business advantages that it perceives result from being a locally owned, FDlC-insured bank in its market area. Management believes that as a locally owned bank, the Bank and its officers are better able to understand and respond effectively and quickly to its communities' needs for credit and financial services.

     Expand Markets Served. The Company intends to expand its market area in North Alabama, with emphasis on areas adjacent to the Bank's current market area. This expansion may be achieved by opening new branches and/or through carefully selected acquisitions. Management believes the Bank's emphasis on business banking for small to medium sized customers in its market area has been well received and that this same approach will be well received in these areas.

     Increase Non-Interest Income. Non-interest income helps stabilize earnings throughout changing interest rate environments. Non-Interest income increased 16.4% from 1995 to 1996, compared with an increase of 16.2% from 1994 to 1995, Management continues to focus on improving non-interest income. Management intends to continue to grow the Bank's non-interest income by expanding its Mortgage Division and to expand its credit card operations to include private label billing.

     Prudently Manage Credit Quality and Interest Rate Risk. The Bank's loan policies establish stringent loan underwriting and credit administration standards. Adherence to these policies is closely monitored by management and is carefully reviewed by the Bank's Board of Directors. In addition, the Bank manages its interest rate risk by originating short-term or variable rate loans in order to match, to the extent practicable, the average maturities of the Bank's interest-bearing liabilities and interest-earning assets. See "BUSINESS -- LENDING POLICY."

     Emphasize Customer Service. The Company distinguishes itself in its market by making its customers the highest priority in all aspects of the Company's operations. Ongoing employee training focuses on customer needs, responsiveness, and courtesy to customers. The Bank emphasizes the development of long-term relationships with its customers. Management believes that the size of the Bank and the relationship it has with its customers enables the Bank to develop and offer products that meet its customers' needs. The Company's marketing efforts and operating practices emphasize the institution's ties to the local community and its commitment to providing the highest level of personalized service.

LOAN PORTFOLIO

     The Bank provides a broad range of commercial and retail lending services to corporations, partnerships and individuals, including commercial business loans, commercial and residential real estate construction and mortgage loans, consumer loans, revolving lines of credit and letters of credit. Management believes that the Bank's loan portfolio is adequately diversified and contains no significant concentrations of loans in any one industry, to any one individual or to related groups of borrowers. The Bank's loan portfolio contains no foreign loans or energy related loans, and agricultural loans comprise a very small portion of the portfolio. The following is a discussion of the primary types of loans made by the Bank.

     Commercial and Industrial Loans. As of December 31,1996, the Bank had general commercial and industrial loans of $32.7 million, comprising 18.6% of its total loan portfolio. Commercial and industrial loans consisted primarily of operating loans made to manufacturers, wholesalers and retailers of goods, service companies and other industries. The Bank concentrates on making loans to small to medium size companies. Management believes that making such loans helps the local economy and provides the Bank with a reliable source of income and produces strong deposit and lending relationships. The primary repayment risk for commercial loans is the failure of the borrower due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment, many commercial loans are secured by inventory, equipment, accounts receivable and other assets. The Bank's commercial and industrial loan portfolio has no significant concentration of credit to any one industry or business segment, which is a reflection of the diversified economy in the Bank's market area.

     Real Estate Loans. Of the Bank's loan portfolio at December 31, 1996, $96.2 million, or 54.8%, was secured by real estate. The Bank's real estate loan portfolio consists of loans for construction and land development, the purchase of farmland, all types of loans secured by residential real estate, and nonfarm-nonresidential loans. The Bank seeks to minimize the risks of loss in its real estate loan portfolio by adhering to strict loan to value ratio guidelines, following regulatory appraisal guidelines, maintaining a diversified real estate loan portfolio, and by closely monitoring the local real estate market and real estate values.

     Agricultural Loans. As of December 31, 1996, approximately $0.9 million, or 0.5%, of the Bank's loan portfolio was comprised of loans to finance agricultural production, loans to farmers, and loans secured by farmland (including residential and other improvements). With agricultural loans making up such a small percentage of the Bank's total loan portfolio, the Bank is able to manage the risks inherent in these types of loans.

     Consumer Loans. As of December 31, 1996, loans to individuals for personal expenditures totaled $41.2 million, comprising 23.4% of the Bank's loan portfolio. Of these consumer loans, $2.3 million or 5.6%, were credit card loans and other revolving plans. The Bank's other consumer loans include loans to purchase automobiles and boats. The Bank purchases automobile loans from several local automobile dealers. As of December 31, 1996, these indirect loans were $20.1 million, or 49.0%, of the consumer loan portfolio. With the large number and diversity of consumers, potential losses in the consumer loan portfolio do not represent a significant risk to the Bank.

     Municipal Loans. The Bank had loans to local political subdivisions and industrial development loans of $0.4 million, representing 0.2% of the Bank's loan portfolio at December 31, 1996. These loans were generated to support the local community and to provide tax exempt income for the Bank.


LENDING POLICY

     The Bank maintains a comprehensive lending policy which is intended to enable it to meet the credit needs of the communities that it serves, including low and moderate income customers, and to employ lending procedures and policies consistent with this approach. The underlying goal of this policy is to initiate and maintain sound and profitable loans. All loans are subject to the Bank's written loan policy, which is updated annually and which gives lending officers the authority to approve loans of various maximum amounts depending upon their seniority and experience. An internal loan committee, comprised of the Bank's Chief Executive Officer, Chief Operating Officer, the Decatur City President, the Limestone/Madison Regional President, the Executive Vice President, a Senior Vice

President and a Vice President, reviews and approves loans that exceed an individual loan officer's lending authority and, in certain instances, other types of loans. Larger credits and in many instances the loans that are submitted to the internal loan committee are also submitted to the Loan Committee of the Board of Directors for review and approval. All credit extensions are reviewed daily by the Bank's senior management and at least monthly by its Board of Directors.

     The entire loan portfolio undergoes close scrutiny to maintain its quality and diversity and to assure proper documentation. The Bank's lending policy requires analysis of each borrower's projected cash flow and ability to service its debt. This policy also requires that each loan has an agreed upon repayment schedule and gives individual lending officers the responsibility of obtaining, keeping and analyzing current credit information. Maximum loan to value ratios and terms are established in the policy for the various types of loans. The criteria outlined in the Bank's loan policy is more strict than the guidelines provided by the regulators in terms of loan to value ratios, etc. Through the Bank's credit policy and credit review procedures, Management believes that it is able to identify areas of concern in the loan portfolio and to take corrective action when necessary.

COMPETITION

     The banking business in Alabama, including the areas of North Alabama serviced by the Company, is highly competitive with respect to loans, deposits and other services, and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans and other business with these institutions, as well as with savings and loan associations, finance companies, mutual funds, credit unions, brokerage firms, mortgage companies, insurance companies and other local and non-local financial institutions. Areas of competition include prices, interest rates, services and availability of products. Among the advantages certain of these institutions may have compared to the Company are the ability to finance extensive advertising campaigns, and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand.

     Many of the major commercial banks in the Bank's service area or their affiliates offer services such as international banking and investment and trust services which are not offered directly by the Bank. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Bank.

     The Alabama Banking Code permits unsecured loans to any person up to 10% of a bank's capital, and secured loans up to 20% of capital. At December 31, the bank's maximum amount of an unsecured loan was $2,268,000, and the maximum amount of a secured loan was $4,536,000. The Bank may make larger loans through sales of loan participations to others. See " Supervision and Regulation".

     The risk of nonpayment or deferred payment of loans is inherent in commercial banking. Loans to smaller or medium-sized businesses served by the Bank may, however, involve certain lending risks not inherent in loans to larger companies. Smaller companies may have shorter operating histories, less sophisticated internal record keeping and financial controls, and greater debt-to-equity ratios. Management of the Bank evaluates all loan applicants and attempts to minimize its credit risks by using appropriate loan application, approval and administrative procedures. However, there can be no assurance that these procedures will significantly reduce such lending risks.

     The Bank believes that intense competition for banking business in Decatur and Morgan County will continue and possibly increase as a result of the formation in 1995 of a new locally owned bank in Decatur. However, the Bank also believes that the marketing and business advantages of being locally owned will continue. The economic activity in Athens/ Ardmore/Limestone County and Madison/Madison County provides excellent opportunities for the Bank as a community bank. Management believes that as a locally owned bank, the Bank and its officers are better able to understand and respond effectively and quickly to its communities' needs for credit and financial services.

EMPLOYEES

     As of December 31, 1996, the Company and the Bank had 142 full-time equivalent employees. The Company provides a variety of benefit programs including group life, health and accident insurance, and a retirement plan. The Company maintains ongoing educational and training programs for its employees designed to prepare them for positions of increasing responsibility in both management and operations positions.

                          SUPERVISION AND REGULATION

     Bank holding companies and banks are regulated extensively under both Federal and State law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

THE COMPANY

     The Company is a bank holding company which is registered with, and subject to supervision by the Federal Reserve under the Bank Holding Company Act, ("BHC Act"). As a bank holding company, the Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine the Company and the Bank.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The Company and the Bank are subject to the Federal Reserve Act, Section 23A, as amended by the Banking Affiliates Act of 1982. Section 23A defines "covered transactions" to include extensions of credit and limits a bank's covered transactions with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Federal Reserve Act, Section 23B, which further limits transactions among affiliates.

     The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before it may acquire substantially all of the assets of any bank or ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of any such bank. Congress enacted and the President recently signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), which permits, commencing one year after enactment, bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under any state law, except that states may establish the minimum age of their local banks subject to interstate acquisition of out-of-state bank holding companies. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

     On July 1, 1987, the Alabama Regional Reciprocal Banking Act of 1986 became effective. This act permits Alabama banks and bank holding companies to acquire or be acquired on a regional reciprocal basis by banks and bank holding companies located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the District of Columbia. Upon effectiveness of the Interstate Act, the restrictions imposed by this and other state laws with respect to acquisitions by out-of-state bank holding companies will no longer be effective. Accordingly, following the effective date of the Interstate Act's bank holding company acquisition provisions, the Company and all other bank holding companies will be permitted to undertake interstate acquisitions of banks consistent with those provisions, notwithstanding the limitations currently imposed by the interstate banking laws of any state. The effect of these laws on the Company and the Bank cannot be predicted.


THE BANK

     The Bank is a state bank organized under the laws of the State of Alabama and its deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is subject to regulation, supervision and regular examination by the Alabama Superintendent of Banks (the "Superintendent") and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by the Bank, its loans and investments, reserves against deposits, payment of interest on certain deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies and imposes no interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9,1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     In December 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") into law. This act recapitalizes the Bank Insurance Fund ("BIF"), of which the Bank is a member, substantially revises bank regulations, including capital standards, restricts certain powers of state banks, gives regulators the authority to limit officer and director compensation and requires holding companies to guarantee the capital compliance of their banks. In addition, the act grants to the FDIC authority to impose several assessments on insured depository institutions, to repay FDIC borrowings from the Treasury or BIF members or "for any other purpose the FDIC may deem necessary" and to assess risk-based insurance premiums upon banks. The FDIC has introduced a risk-based assessment schedule with assessments to be paid by each BIF member based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized," or "undercapitalized," as those terms have been defined in applicable Federal regulations adopted to implement the prompt corrective action provision of FDICIA, and whether such institution is considered by its supervising agency to be financially sound or to have supervisory concerns. The Bank is currently classified as "well-capitalized" under the FDIC risk based assessment system. There can be no assurance that future regulations required by this act and adjustments on deposit insurance assessments will not adversely affect the banking industry or operations of the Company or the Bank.

     The various Federal bank regulators, including the Federal Reserve, have adopted a risk-based capital requirement for assessing bank and bank holding company capital adequacy. These standards significantly revise the current definition of capital and establish minimum capital standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier I capital consists of common shareholders' equity and perpetual preferred stock (subject to certain limitations) and is reduced by goodwill and minority interests in the common equity accounts of consolidated subsidiaries. Tier II capital consists of the allowance for possible loan losses (subject to certain limitations), and certain subordinated debt. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%.

     The Federal Reserve's risk-based capital guidelines are applied to the Company and the Bank on a consolidated basis. This will limit the Company's ability to engage in acquisitions financed by debt. The FDIC has adopted similar risk-based capital requirements that are applicable to the Bank. The Federal Reserve, the FDIC and the Superintendent have imposed absolute minimum capital (leverage) requirements. The Company's management believes that, in view of the composition of the Company's assets and its present capital, such capital rules do not have a material effect on the Company. However, those rules may affect the future development of the Company's long-term business and capital plans, and may affect its ability to acquire additional financial institutions and other companies.

     The Community Reinvestment Act of 1977 (the "CRA") and the Regulations of the Federal Deposit Insurance Corporation and the Federal Reserve System implementing that Act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. Such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities. The results of such examinations are made public and are taken into consideration upon the filing of any application to establish a branch, to merge or to acquire the assets or assume the liabilities of a bank. Effective on July 1, 1995, the bank regulators amended the CRA regulations to strengthen federal enforcement of the CRA. The new regulations replaced the subjective factors formerly used to assess an institution's CRA performance with three "tests" using objective, performance based standards. The tests would apply differently to different types of institutions, depending on their size or specialties. It cannot be predicted whether such proposal will be adopted, and if adopted, how the regulation will affect the Company or the Bank.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans to customers and its securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which members may borrow, and reserve requirements on deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and will continue to do so in the future. The nature and timing of any future changes in Federal Reserve policies and their impact on the Company cannot be predicted.


                             ITEM 2 - PROPERTIES

     The Bank owns or leases buildings that are used in the normal course of its business. During 1996, the Bank conducted business from its main office, six full service branches, and an operations location.

     The main office is located at 251 Johnston Street, S.E., in the center of Decatur in a 40,000 square foot building. The main building houses the Bank's retail division, the mortgage division and some banking operations, enabling the Bank to better serve its customers and the community. The Operations Center is located at 239 Johnston Street, S.E. The main building and the annex together should provide adequate space for present needs as well as for projected growth over the next ten years.

     The Sixth Avenue branch office is located in southeast Decatur in a 1,400 square foot building. The Bank owns the building and the approximately one-half acre on which this branch office is located.

     The Beltline branch office is located in southwest Decatur in a 3,200 square foot building that was built in August 1990. The Bank owns the building and the one and one half acres upon which this branch office is located. A portion of the lot that is not occupied by the Bank is leased to Sexton's, Inc., for use as a laundry and dry cleaning facility.

     The Athens Highway 72 office is located at 1044 Highway 72 East in Athens
in a 3,400 square foot office that opened in April 1991.   The Bank owns the
building and the approximately one acre of land on which it is located.

     The Downtown Athens office, which opened in January, 1994, is located at 309 West Washington Street in Athens in a new 3,208 square foot facility. The Bank owns the facility and the approximately one-half acre of land on which it is located.

     The Madison office, which opened December 18, 1995, is located at 8018 Highway 72 West in Madison. The Bank owns the 4,041 square foot facility and the approximately one acre of land on which it is located.

     The Ardmore office, which the Bank acquired March 16, 1996, is located at 30010 Ardmore Avenue in Ardmore. The Bank owns the 3,852 square foot facility and the approximately one and one-quarter acre of land on which it is located.

                          ITEM 3 - LEGAL PROCEEDINGS

     While the Company and the Bank are from time to time parties to various legal proceedings arising from the ordinary course of business, management believes after consultation with legal counsel that there are currently no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.



         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.


                                   PART II
    ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
                                   MATTERS

     No active trading market exists for the common stock of the Company and no assurance is given that an active trading market will develop in the foreseeable future. The Company does not presently intend to qualify or list the common stock on any securities market or exchange to facilitate such trading. Currently two local broker-dealers are making a market in the Company's stock.

     The Company and the Bank, prior to its acquisition by the Company, have paid no cash dividends. The Company does not anticipate paying cash dividends on shares in the foreseeable future, but may distribute additional stock dividends. Management anticipates retaining all Company earnings to finance the Company's growth. The declaration and payment of dividends upon Bank common stock for use by the Company are limited by law and by the need to maintain adequate capital in the Bank. Any funds held by the Company available for payment of dividends on its shares are subject to prior payment of principal of, and interest on Company indebtedness, to restrictions imposed by Federal Reserve policy and to restrictions upon dividends payable by the Bank to the Company and the Bank's need to maintain adequate capital. See "Supervision and Regulation".

     As of February 28, 1997, there were 773 shareholders of record of the Company's common stock, of which 743 were residents of Alabama.

[THE REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK.]

                       ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the last five years. All averages are daily averages.


                                                        1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------------------
Income Statement Data

 Interest income                                     $  18,055   $  15,100   $  11,626   $   9,441   $   8,645
 Interest expense                                        7,881       7,383       5,150       3,918       3,803
 Net interest income                                    10,174       7,717       6,476       5,523       4,842
 Provision for loan losses                                 646         607         317         470         461
 Net interest income after provision for loan loss       9,528       7,110       6,159       5,053       4,381
 Noninterest income                                      1,681       1,444       1,243       1,312       1,067
 Noninterest expense                                     7,666       5,951       5,473       4,453       3,797
 Income before taxes                                     3,543       2,603       1,929       1,912       1,651
 Income tax expense                                      1,140         547         461         578         456
 Net income                                              2,402       2,056       1,468       1,334       1,195
---------------------------------------------------------------------------------------------------------------
Balance Sheet Data - Averages
 Net loans                                           $ 154,721   $ 131,109   $ 104,620   $  84,031   $  74,078
 Total assets                                          207,775     189,950     165,207     131,988     109,601
 Earning assets                                        190,434     174,169     150,725     122,218     101,356
 Demand deposits                                        19,756      17,376      15,917      14,305      12,154
 Total deposits                                        173,692     160,419     141,916     120,140      98,318
 Shareholders' equity                                   21,287      18,320      11,691      10,556       9,287
 Average equity to average assets                        10.25%       9.64%       7.08%       8.00%       8.47%
---------------------------------------------------------------------------------------------------------------
Per Common Share Data
 Net income                                          $    1.06   $    0.92   $    0.84   $    0.78   $    0.69
 Shareholders' equity (book value) at period end
   adjusted for stock splits                         $   10.02   $    8.86   $    7.56   $    6.50   $    5.72
---------------------------------------------------------------------------------------------------------------
Share Data
 Average shares outstanding adjusted for stock
 splits                                              2,256,577   2,232,271   1,753,516   1,720,630   1,720,630
 Shares outstanding at end of year                   2,263,884   2,047,083   1,286,868     948,192     862,215
---------------------------------------------------------------------------------------------------------------
Earning Ratios
 Net income as a percentage of:
   Average total assets                                   1.16%       1.08%       0.89%       1.01%       1.09%
   Average shareholders' equity                          11.28%      11.22%      12.55%      12.64%      12.86%
---------------------------------------------------------------------------------------------------------------
Asset Quality Ratios
 Allowance for loan losses to total loans                 0.98%       1.19%       1.03%       1.21%       1.02%
 Allowance for loan losses to non-accrual loans         123.37%     162.45%     529.79%    3848.15%     275.96%
 Non-performing assets to total loans                     1.05%       0.91%       0.20%       0.03%       0.37%
 Non-performing assets to total assets                    0.81%       0.61%       0.19%       0.23%       0.59%
 Net charge-offs to average loans                         0.27%       0.27%       0.11%       0.27%       0.45%
---------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios
 Loans to deposits                                       94.30%      76.80%      76.30%      62.84%      69.51%
 Equity to assets                                        10.17%      10.65%       8.86%       7.49%       8.04%
 Tier I risk-based capital                               12.72%      14.38%      12.59%      10.95%      11.12%
 Total risk-based capital                                13.68%      15.45%      13.52%      11.97%      12.02%
 Leverage capital                                        10.89%      10.89%       9.71%       7.59%       8.49%
---------------------------------------------------------------------------------------------------------------

Notes: Net income per share is based on the weighted average number of shares outstanding. Restatements have been made to reflect stock splits effected in the form of stock dividends. Shareholders' equity per share is based on the number of Shares outstanding at the end of the period restated to reflect stock splits effected in the form of stock dividends. See Consolidated Financial Statements and related notes.

               ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND STRATEGY

     The Company has experienced significant growth over the past five years. Since December 31, 1992, three full service branches have been added, and the Company's assets have grown from $122.6 million to $223.0 million as of December 31, 1996, a compound growth rate of 16.1%. Net loans have grown from $77.0 million to $171.3 million and deposits have grown from $112.0 million to $183.4 million over the same period. This growth has been achieved through the Company's success in solidifying its presence in the Decatur market and continuing its growth in the Athens, Alabama market. The Company anticipates that its new branches in the Madison, Alabama and Ardmore, Alabama markets will help the Company continue its growth trend. The Company's income has continued to increase during this period, with net income increasing from $1,194,699 for the year ended December 31, 1992, to $2,402,171 as of December 31, 1996, and asset quality has remained good, with non-performing assets as of December 31, 1996, representing only 0.27% of total assets.

     The Bank's business strategy is to continue to grow assets and earnings while maintaining high asset quality. The key components of the Bank's strategy include: (1) increase market share in the Bank's existing markets; (2) continue to expand markets served in North Alabama with emphasis on areas adjacent to the Bank's current market area; (3) increase non-interest income; (4) prudently manage credit quality and interest rate risk; and (5) continue to emphasize customer service.

     The success of the Company is dependent to a certain extent upon the general economic conditions in the geographic market served. The economy in the Bank's geographic area, (Decatur, Morgan County, Athens, Ardmore, Limestone County, and Madison, Madison County), which is generally classified as industrial and agricultural, historically has been strong. Beginning in 1933 when the Tennessee Valley Authority instituted its program of waterway improvements, dam construction and the production of inexpensive electricity, this area has attracted a wide variety of industries. This area has experienced steady population growth and employment growth and continues to benefit from the rapid expansion of the Huntsville, Madison County area. Although the Company expects that economic conditions will continue to be favorable in the geographic market served, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic markets that the Bank serves would likely impair the ability of the Bank to collect loans and could otherwise have a negative effect on the financial condition of the Company.

NET INCOME

     The Company reported net income in 1996 of $2,402,171, a 16.9% increase from $2,055,531 in 1995. Net income per common share for 1996 was $1.06 compared to $0.92 for 1995, an increase of 15.2%. The increase in net income in 1996 over 1995 was primarily attributable to growth in average earning assets, which increased 9.3% in 1996 over 1995. The increase in net income for 1996 was generated by a $2,418,000, or 34.0% increase in net interest income after provision for loan loss from 1995. This 34.0% increase in net interest income reflected the interest rate environment in 1996 and the Bank's goal to improve its interest spread. Non-interest income increased $237,000 or 16.4%, while non-interest expenses increased $1,715,000, or 28.8% in 1996. Net losses on the sales of securities in 1996 of $51,000, compared to net gains on the sales of securities in 1995 of $23,000, offset some of the increase in non-interest income. Service charges on deposits increased $223,000 to $1,091,000 in 1996 compared to $868,000 in 1995. Non-interest expenses are comprised primarily of:
(1) employee compensation and benefits expense; (2) occupancy expense; and (3) furniture and equipment expense. Non-interest expense increased primarily due to employee compensation and benefits expense ($4.2 million in 1996 compared to $3.3 million in 1995). Income tax increased 108.5% from 1996 to 1995. The increase in income tax expense was attributable primarily to increased earnings before taxes and decreased interest income on tax exempt investments held by the Bank.

     The Company reported net income in 1995 of $2,055,531, a 40.1% increase from $1,467,643 in 1994. Net income per common share for 1995 was $0.92, a 9.5% increase compared to $.84 in 1994. The increase in net income in 1995 over 1994 was primarily attributable to growth in average earning assets, which increased 15.6% in 1995 over 1994. The increase in net income for 1995 was generated by a $951,000, or 15.4% increase in net interest income after provision for loan loss from 1994. This 15.4% increase in net interest income reflected the interest rate environment in 1995 and the Bank's goal to improve its interest spread. Non-interest income increased $201,000 or 16.2%, while non-interest expenses increased $478,000, or 8.7% in 1995. Net gains on the sales of securities in 1995 of $23,000, compared to net losses on the sales of securities in 1994 of $35,000, contributed to the increase in non-interest income. Servicing release fees increased $44,000 to $179,000 in 1995 compared to $135,000 in 1994. The increase in total non-interest income in 1995 was due to the increase in servicing release fees. Non-interest expenses are comprised primarily of: (1) employee compensation and benefits expense; (2) occupancy expense; and (3) furniture and equipment expense. Non-interest expense increased primarily due to employee compensation and benefits expense ($3.3 million in 1995 compared to $2.9 million in 1994). Income tax expense increased 18.6% in 1995 from 1994. The increase in income tax expense was attributable primarily to a decrease in interest income on tax exempt investments held by the Bank.

     A significant portion of the Company's net income in recent years has been contributed by the Mortgage Division of the Bank, which originates long term first mortgage residential loans with the intention of immediately selling these loans on an individual basis. The Bank also sells the mortgage loan servicing associated with these loans to the investor. The servicing release fee paid by the purchaser of these mortgage loans increases the Bank's yield on the originations of these loans.

     The Mortgage Division, which is comprised of mortgage loan origination offices in Decatur and Madison, Alabama reported combined net income of $69,000 in 1996 compared to $149,000 in 1995. This decrease in earnings in 1996 was primarily due to increased competition in the Huntsville market which decreased the Huntsville office's income. In November 1996, the Mortgage Division relocated its Huntsville office to the Company's Madison branch. The Company believes the relocation will reduce the overhead of the Mortgage Division's Madison office allowing it to be more competitive, which should improve its profitability. The Mortgage Division reported net income for the year ended December 31, 1995 of $149,000, an increase of 52.0 % from $98,000 in 1994.
Mortgage income increased in 1995 due to the decrease in interest rates during the year which resulted in increased mortgage refinancing activity. The Mortgage Division's primary sources of income are interest, loan originations, and servicing release fees. During 1996, the Mortgage Division sold $30.4 million in long term first mortgage residential loans, an increase of 10.9% compared to $27.4 million during 1995. In 1995, the Mortgage Division sold $27.4 million in long term first mortgage residential loans, an increase of 160.9% from $10.5 million in 1994.

     The Mortgage Division continues to be a profitable department of the bank. Since the Bank's loan portfolio does not generally include long-term fixed rate loans, the Bank's mortgage operations enable it to provide a very important product to its customers through the origination and sale of mortgage loans. Management will continue to emphasize this aspect of its business.

     The following table summarizes other key financial ratios for each of the last three years ended December 31, 1996.

                              ANALYSIS OF RETURN
                       For the Years Ended December 31,


                                                            1996    1995   1994
--------------------------------------------------------------------------------
Net income as a percentage of average assets               1.16%   1.08%   0.89%
--------------------------------------------------------------------------------
Net income as a percentage of average interest earning
assets                                                     1.26%   1.18%   0.97%
-------------------------------------------------------------------------------
Net income as a percentage of average equity              11.28%  11.22%  12.55%
-------------------------------------------------------------------------------
Average equity as a percentage of average assets          10.25%   9.64%   7.08%
-------------------------------------------------------------------------------

     The Company continues to emphasize sound lending and investment decisions, quality customer service and improvement in the interest margin. Management is committed to maximizing earnings and will continue to focus on increasing yield on earning assets while maintaining asset quality, managing non-interest costs, developing alternative sources of income and gaining market share by providing superior customer service.

GROSS INTEREST INCOME

     Gross interest income is the principal source of the Company's earnings stream and is defined as total interest and fee income from earning assets less total interest expense paid on deposits and borrowed funds. In managing the gross interest income, management's goal is to maintain a satisfactory spread between the yields on earning assets and the related cost of interest bearing funds. The incremental interest spread compares the difference between the yields on earning assets and the costs of interest bearing funds. The gross interest spread includes the benefit derived from having earning assets which are funded by non-interest bearing sources of funds.

     In 1996, the Company's gross interest income was $10.2 million, a 32.5% increase from $7.7 million in 1995. The increase in gross interest income was the result of the growth in average earning assets to $190.4 million in 1996 from $174.2 million in 1995, a 9.3% increase, and the increase in the Company's incremental interest spread of 62 basis points to 4.72% in 1996 from 4.10% in 1995. The taxable equivalent gross interest income for 1996 was 5.34% compared to 4.67% in 1995, a 67 basis point increase. The increase in the incremental interest spread was reflective of the improvement in the Company's yield on earning assets and the Company's decrease in the interest rate paid on interest bearing liabilities. The incremental interest spread increased due to an increase in the Bank's average interest earning assets of $16.2 million or 9.3% in 1996 which was only partially offset by the Bank's increase in average interest earning assets of $23.4 million or 15.6% in 1995.

     In 1995, the Company's gross interest income was $7.7 million, a 18.5% increase from $6.5 million in 1994. The increase in gross interest income was the result of the growth in average earning assets to $174.2 million in 1995 from $150.7 million in 1994, a 15.6% increase. The taxable equivalent gross interest income for 1995 was 4.67% compared to 4.63% in 1994, a 4 basis point increase. The incremental interest spread decreased 19 basis points to 4.10% from 4.29% in 1994. The decrease in the incremental interest spread was reflective of changes in the economy during a falling interest rate environment. In 1995, the Federal Reserve decreased the discount rate charged to institutions on overnight borrowings on two occasions. The incremental interest spread decreased due to an increase in the Bank's average interest bearing liabilities of $16.2 million or 11.8% in 1995 which was only partially offset by the Bank's increase in average interest bearing liabilities of $12.2 million or 8.0% in 1994.

     Interest income for 1996 increased $3.0 million, or 19.9%, to $18.1 million from $15.1 million in 1995. The increase in interest income was attributable to an increase of 9.3% in the volume of average interest-earning assets to $190.4 million in 1996. The yield on interest earning assets was 9.48% in 1996 and 8.91% in 1995, respectively. In 1996, interest and fees on loans increased $3.4 million, or 26.9%, from 1995 as a result of increased volumes and increased rates. Interest on investment securities decreased $0.4 million, or 15.0%, from 1995 as a result of the Company selling various securities while repositioning the portfolio to improve liquidity and interest rate risk.

     Interest income for 1995 increased $3.5 million, or 30.2%, to $15.1 million from $11.6 million in 1994. The increase in interest income was attributable to an increase of 15.6% in the volume of average interest-earning assets to $174.2 million in 1995. The yield on interest earning assets was 8.91% in 1995 and 8.05% in 1994, respectively. In 1995, interest and fees on loans increased $3.6 million, or 39.6%, from 1994 as a result of increased volumes and increased rates. Interest on investment securities decreased $0.2 million, or 6.7%, from 1994 as a result of the Company selling various securities while repositioning the portfolio to improve liquidity and interest rate risk.

     The following table illustrates by major categories of assets and liabilities, the average balances, the components of the net interest income on taxable equivalent basis, the yield or rate, and the incremental and gross interest spread.

                     YIELDS ON AVERAGE EARNING ASSETS AND
                RATES ON AVERAGE INTEREST-BEARING LIABILITIES


                                                             Years Ended December 31,
                                             1996                       1995                         1994
                                 --------------------------------------------------------------------------------
Taxable equivalent basis -       Average   Income/  Yield    Average   Income/  Yield    Average   Income/  Yield
(Dollars in thousands)           Balance   Expense  /Rate    Balance   Expense  /Rate    Balance   Expense  /Rate
Assets
------
Earning Assets
 Loans net of unearned income   $154,721   $15,950  10.31%  $131,109   $12,580   9.60%  $104,620   $ 9,013   8.62%
  Investment securities
   Taxable                        24,014     1,483   6.18%    14,590     1,633  11.19%    28,864     1,654   5.73%
   Tax exempt                     10,886       580   5.33%    26,798     1,212   4.52%    16,918     1,447   8.55%
                                ------------------          ------------------          ------------------
    Total securities              34,900     2,063   5.91%    41,388     2,845   6.87%    45,782     3,101   6.77%
Interest bearing deposits in
    other banks                      134         7   5.22%       123         9   7.32%        80         8  10.00%
Federal funds sold                   679        34   5.01%     1,549        90   5.81%       243         8   3.29%
                                ------------------          ------------------          ------------------
    Total earning assets         190,434    18,054   9.48%   174,169    15,524   8.91%   150,725    12,130   8.05%
Cash and due from banks            7,832                       7,781                       7,508
Premises and equipment             7,747                       6,847                       6,358
Accrued interest                   1,270                       1,187                       1,054
Other assets                       2,036                       1,290                         704
Allowance for loan losses         (1,544)                     (1,324)                     (1,142)
                                --------                    --------                    --------
    Total Assets                $207,775                    $189,950                    $165,207
                                ========                    ========                    ========
Liabilities and Shareholders'
    Equity
Interest-bearing liabilities :
Interest-bearing demand
deposits                        $ 66,752   $ 2,421   3.63%  $ 68,380   $ 2,766   4.05%  $ 76,142   $ 2,528   3.32%
Savings deposits                   3,969       107   2.70%     3,206        86   2.68%     2,724        74   2.72%
Certificates of deposit of
$100,000 or more                  22,540     1,294   5.74%    20,232     1,225   6.05%    11,161       617   5.53%
Certificates of deposit less
    than $100,000                 55,850     3,189   5.71%    46,930     2,775   5.91%    33,975      1475   4.34%
State time deposits                4,826       244   5.06%     4,295       237   5.52%     1,997        88   4.40%
Federal funds purchased &
    other short term
    borrowings                     4,463       282   6.32%    10,042       274   2.73%    10,679       298   2.79%
Long term debt                     7,172       344   4.80%       278        21   7.55%       497        69  13.88%
    Total interest-bearing      ------------------          ------------------          ------------------
        liabilities              165,572     7,881   4.76%   153,363     7,384   4.81%   137,175     5,149   3.76%
Incremental interest spread                          4.72%                        4.10%                       4.29%
                                                     =====                       =====                       =====
Non-interest-bearing demand
    deposits :                    19,756                      17,376                      15,917
Accrued interest                     592                         549                         327
Other liabilities                    568                         342                          97
Shareholders' equity              21,287                      18,320                      11,691
    Total Liabilities and
    shareholders' equity        $207,775                    $189,950                    $165,207
                                ========                    ========                    ========
Net interest margin/spread on
a taxable equivalent basis                 $10,173   5.34%             $ 8,140   4.67%             $ 6,979   4.63%
                                           ==============              ==============              ==============
Taxable equivalent adjustment:
-----------------------------
Loans                                            6                          12                          13
Investment securities                          197                         412                         490
                                           -------                     -------                     -------
    Total taxable equivalent
       adjustment                              203                         424                         503
                                           -------                     -------                     -------
    Net interest margin                    $ 9,970                     $ 7,721                     $ 6,476
                                           =======                     =======                     =======

Note: The taxable equivalent adjustment has been computed based on a 34% Federal income tax rate and does not give effect to the disallowance for Federal income tax purposes of interest expense related to certain tax exempt assets. Average loans net of unearned income includes non-accrual loans for all years presented. All loans and deposits are domestic. Income for loans net of unearned income contains fees of $740,000, $576,000 and $296,000 for 1996, 1995 and 1994, respectively.

                       VOLUME AND YIELD/RATE VARIANCES




                                        1996                                  1995
                      -----------------------------------------------------------------------
(Taxable equivalent
basis -
Dollars in                     Yield                                 Yield               Net
thousands)            Volume   /Rate    Mix    Net Change  Volume    /Rate     Mix     Change
                      -----------------------------------------------------------------------
Income earned on:
 Loans net of
 unearned income      $2,267   $ 931   $ 172      $3,370   $2,283   $1,025   $   259   $3,567
 Investment
 securities
  Taxable securities   1,054    (731)   (473)       (150)    (818)   7,615      (779)     (21)
  Tax-exempt
  securities            (719)    217    (130)       (632)     845     (682)     (398)    (235)
                      -----------------------------------------------------------------------
 Total investment
 securities              335    (514)   (603)       (782)      27      894    (1,177)    (256)
                      -----------------------------------------------------------------------
Time deposits in
other banks                1      22       2          25        4       (2)       (1)       1
Federal funds sold       (51)    (74)     42         (83)      45        6        31       82
                      -----------------------------------------------------------------------
 Total earning assets  2,552     365    (387)      2,530    2,359    1,923      (888)   3,394
                      -----------------------------------------------------------------------
Interest paid on:
 Interest-bearing
 demand deposits         (66)   (287)      8        (345)    (258)     556       (60)     238
 Savings deposits         20       1                  21       13       (1)                12
 Time certificates
 of deposit              668    (157)    (28)        483    1,064      591       253    1,908
State time deposits       29     (20)     (2)          7      101       22        25      148
                      -----------------------------------------------------------------------
   Total
   interest-bearing
   deposits              651    (463)    (22)        166      920    1,168       218    2,306
                      -----------------------------------------------------------------------
Federal funds
purchased and other
short -term
borrowings              (152)    361    (201)          8      (19)     (20)       15      (24)
Long term debt           520      (8)   (189)        323      (16)       1       (34)     (49)
                      -----------------------------------------------------------------------
   Total
   interest-bearing
   liabilities         1,019    (110)   (412)        497      885    1,149       199    2,233
                      -----------------------------------------------------------------------
Net interest income
on taxable
equivalent basis      $1,533   $ 475   $  25      $2,033   $ 1474   $  774   $(1,087)  $ 1161
                      =======================================================================

NONINTEREST INCOME


     As the banking industry becomes more competitive and pressure on the net interest margin continues, banks are placing more emphasis on income from non-interest related sources. The Company is focusing on the importance of generating earnings from non-interest bearing sources. The Company's non-interest income consists of service fees on deposits, other fees and commissions and the sale of investment securities.

     Non-interest income for 1996 increased 16.4% to $1,681,000 from $1,444,000 in 1995. The growth of non-interest income was attributable to an increase in service charges on deposits to $1,091,000 in 1996 from $868,000 in 1995, or 25.7%. The increase in service charge income was primarily attributable to income from checks returned for insufficient funds which increased $169,000 in 1996 from 1995.

     Non-interest income for 1995 increased 16.2% to $1,444,000 from $1,243,000 in 1994. The growth of non-interest income was attributable to an increase in mortgage origination and servicing release fees produced by the company's two mortgage origination offices. Mortgage origination and release fee income increased $69,000 or 46.3% to $218,000 in 1995 from $149,000 in 1994.
Non-interest income also increased due to gains on sale of securities of $23,000 in 1995 compared with losses on sale of securities of $35,000 in 1994.

     The following table presents an analysis of noninterest income for the years ended December 31, 1996, 1995 and 1994.

                             NON-INTEREST INCOME



                                                    For the Years Ended December 31,
(Dollars in thousands)                                    1996     1995    1994
                                                    -------------------------------
Service charges on deposits                             $1,091   $  868  $  843
Mortgage origination and servicing release fees            198      218     149
Credit card fees                                           172      148     146
Automated teller machine foreign user transaction
charge                                                      40       35       2
Check handling fees                                         51       38      26
Safe deposit box rental                                     43       35      32
Securities gains (losses)                                  (51)      23     (35)
Other                                                      137       79      80
                                                    -------------------------------
     Total                                              $1,681   $1,444  $1,243
                                                    ===============================

NON-INTEREST EXPENSES

     Total non-interest expenses for 1996 were $7,666,000, an increase of $1,715,000 or 28.8% over $5,951,000 in 1995. Almost all categories of non-interest expense increased during 1996, with the most significant components of the increase in non-interest expense being salaries and employee benefits, occupancy, furniture and equipment, communications and professional services. Salaries and employee benefits increased $898,000, or 27.3%, from 1995 to 1996. The increase was due primarily to merit and promotional raises, staff increases to accommodate the Bank's growth, including the Company's Madison branch, which opened December 1995, and the addition of the Ardmore branch in March 1996. The number of full-time equivalent employees increased 6.8% in 1996 to approximately 142 full-time equivalent employees at December 31, 1996. FDIC insurance expense decreased to $3,000 in 1996 from $178,000 in 1995.

     Total non-interest expenses for 1995 were $5,951,000, an increase of $478,000 or 8.7% over $5,473,000 in 1994. Almost all categories of non-interest expense increased during 1995, with the most significant components of the increase in non-interest expense being salaries and employee benefits, occupancy, furniture and equipment, communications and professional services. Salaries and employee benefits increased $372,000, or 12.7%, from 1994 to 1995. The increase was due primarily to merit and promotional raises, staff increases to accommodate the Bank's growth, and introduction into the Madison market with the construction of a full-service banking office during 1995. The number of full-time equivalent employees increased 21% in 1995 to approximately 133 full-time equivalent employees at December 31, 1995. FDIC insurance expense decreased to $178,000 in 1995 from $304,000 in 1994.

     During 1996, FDIC insurance expense decreased $175,000 or 98.3% as a result of the reduction of the rates paid for deposit insurance enacted by the FDIC during 1995. Occupancy expense increased $180,000 or 41.1% and furniture and equipment expense increased $111,000 or 25.2% during 1996 primarily due to the addition of the Madison and Ardmore branches. During 1996, communication expense increased $128,000, or 51.6% from $248,000 in 1995 to $376,000 in 1996.
The increase in communications expense resulted primarily from the addition of the Ardmore branch and improvements in Company's data transfer communications between the branches and the Company's operations center. Professional services expenses increased $179,000, or 64.9%, from $276,000 in 1995 to $455,000 in
1996. The increase in professional services was primarily attributable to increased volume of originations in the Company's Mortgage Division, services related to the repossession of collateral, and investigation of potential new clients by CBI. The increase in other non-interest expense categories primarily resulted from growth in the Company's level of business during 1996.
Management continues to place emphasis on the control of non-interest expense in its plans for the future.


     During 1995, FDIC insurance expense decreased $126,000 or 41.4% as a result of the reduction of the rates paid for deposit insurance enacted by the FDIC during 1995. Occupancy expense increased $15,000 or 3.5% during 1995. Furniture and equipment expense increased $17,000 or 4.01% during 1995. During 1995, communication expense increased $36,000, or 17.0% from $212,000 in 1994 to $248,000 in 1995. The increase in communications expense resulted primarily from the creation of the Huntsville mortgage origination office and the
construction of the branch at Madison.   Professional services expenses
increased $57,000, or 26.0%, from $219,000 in 1994 to $276,000 in 1995.  The increase in other non-interest expense categories primarily resulted from growth in the company's level of business during 1995.

     The following table presents an analysis of non-interest expenses for the years ended December 31, 1996, 1995 and 1994.

                            NON-INTEREST EXPENSES

(Dollars in thousands)                                      1996    1995    1994
                                                          ----------------------
Salaries and employee benefits                            $4,189  $3,291  $2,919
Occupancy expense                                            618     438     423
Furniture and equipment expense                              552     441     424
FDIC insurance                                                 3     178     304
Communications                                               376     248     212
Professional services                                        455     276     219
Other insurance                                               45      52      48
Business development                                         388     324     266
Supplies                                                     200     127     109
Data processing                                              289     197     164
Other                                                        551     379     385
                                                          ----------------------
     Total                                                $7,666  $5,951  $5,473
                                                          ======================

INCOME TAXES

     The amount of income tax expense is directly related to the amount of income before income taxes. Income tax expense includes Federal income tax as well as the State of Alabama excise tax. Even though changes in recent years to the Federal income tax laws have limited opportunities for reducing taxes, the Company attempts to maximize its net income through active tax planning.

     Income tax expense for 1996 increased $593,000, or 108.4%, to $1,140,000 in 1996 from $547,000 in 1995. Income tax expense for 1995 increased $86,000 or 18.7% to $547,000 from $461,000 in 1994. Tax expense during 1996 increased primarily due to increased earnings before taxes caused by an improved net interest margin and a higher loan to deposit ratio in 1996 than in 1995, coupled with a decrease in tax exempt income earned by the Company during 1996 when compared to 1995. The effective tax rate as a percentage of pre-tax income
was 32.2% in 1996 compared to 21.0% in 1995 and 23.9% in 1994.   These tax
rates are lower than the statutory Federal tax rate of 34% during all three years. A reconciliation of the difference between income tax expense and income taxes calculated by applying the statutory Federal tax rate is provided in Note 7 of the Consolidated Financial Statements. The largest component of this difference during all three years is attributable to tax-exempt interest income.

EARNING ASSETS

     Earning assets include loans, mortgage loans held for sale, investment securities, interest-bearing deposits in other financial institutions, and Federal funds. Earning assets are vital to the profitability of the Company because income from earning assets are the Bank's primary source of income.

     Average earning assets in 1996 increased 9.3% to $190.4 million from $174.2 million during 1995. Average earning assets in 1995 increased $23.5 million or 15.6% to $174.2 million from $150.7 million as of December 31, 1994. Average earning assets in 1996 and 1995 were 91.7% of average total assets compared with 91.2% in 1994. As a percentage of total average interest earning assets, loans averaged 81.2% in 1996 compared with 72.3% in 1995 and 66.7% in 1994. Investment securities averaged 18.3% of average earning assets in 1996 compared with 23.8% in 1995 and 30.4% in 1994. Federal funds sold averaged 0.4% of average earning assets during 1996 compared with 0.9% in 1995 and 0.2% in 1994.

     The following table shows the composition of average earning assets by category for each of the following years, 1996, 1995, and 1994.

                    COMPOSITION OF AVERAGE EARNING ASSETS




(Dollars in thousands)             1996               1995            1994
                            ---------------------------------------------------
Loans net of unearned
income                      $153,771   80.75%  $126,004   72.3%  100,665   66.7%
Investment securities         34,900   18.33%    41,388   23.8%   45,782   30.4%
Mortgage loans held for
sale, net                        950    0.50%     5,105    2.9%    3,955    2.6%
Federal funds sold               679    0.36%     1,548    0.9%      243    0.2%
Interest-bearing deposits
in other banks                   134    0.07%       123    0.1%       80    0.1%
                            ---------------------------------------------------
Total                       $190,434  100.00%  $174,168  100.0%  150,725  100.0%
                            ===================================================

LOAN PORTFOLIO

     The loan portfolio is the largest component of the Bank's earning assets, and therefore generates the largest amount of income. A sound credit policy and careful, consistent credit review is vital to support the level of loan growth experienced by the Bank in recent years. All loans are made based upon the borrower's financial strength, performance record, earnings potential and other factors, including guarantees and collateral. The Bank does not sacrifice quality to achieve loan growth. The loan portfolio undergoes close scrutiny to maintain its quality and diversity and to assure proper documentation.

     At December 31, 1996, the loan portfolio accounted for 85.9% of earning assets, compared with 75.9% at December 31, 1995. Average loans increased 18.0% in 1996 compared to 1995. Loans, net of unearned income, outstanding at year end 1996 were $173.0 million, up $45.9 million, or 36.1%, compared with year end 1995. Loans secured by real estate continue to be the largest category, constituting 54.8% of the loan portfolio at year end 1996, compared with 49.1% of the loan portfolio at year end 1995. The largest increase in 1996 was in the real estate-mortgage category which increased $25.7 million, or 42.7%, to $85.7 million.

     At December 31, 1995, the loan portfolio accounted for 75.9% of earning assets, compared with 73.8% at December 31, 1994. Average loans increased 25.2% in 1995 compared to 1994. Loans, net of unearned income, outstanding at year end 1995 were $127.1 million, up $6.6 million, or 5.5%, compared with year end 1994. Loans secured by real estate continue to be the largest category, constituting 49.1% of the loan portfolio at year end 1995, compared with 47.9% of the loan portfolio at year end 1994. The largest increase in 1995 was in the real estate-mortgage category which increased $6.6 million, or 12.3%, to $60.0 million.

     The Company has no significant concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category. The Company has no foreign loans, and, therefore, it has no loans to lesser developed countries. The Company has also avoided involvement in loans relating to transactions described as highly leveraged transactions which are generally closely monitored by bank regulators. A highly leveraged transaction would include loans that involve a buyout, acquisition or recapitalization of an existing business accomplished with a significant debt increase and a high level of financial leverage.

     The following presents the classification of loans by major category and percent of total at December 31, 1996, and for each of the preceding two years.

                        COMPOSITION OF LOAN PORTFOLIO

                                                                   Years Ended December 31,

                                                      1996                   1995                 1994
                                                      ----                   ----                 ----
                                                               % of                  % of              % of
(Dollars in thousands)                          Amount        Total   Amount        Total   Amount   Total
                                                -----------------------------------------------------------
Commercial, industrial and agricultural          $32,658       18.6%  $ 28,043       21.6%  $ 26,374   21.5%
Real estate - construction                        10,537        6.0%     3,866        2.9%     5,415    4.4%
Real estate - mortgage                            85,686       48.8%    60,035       46.2%    53,470   43.5%
Loans to individuals for personal expenditures    41,153       23.4%    37,651       28.9%    37,029   30.2%
All other loans (including overdrafts)             5,729        3.3%       474        0.4%       516    0.4%
                                                --------              --------              --------
Total                                            175,763      100.0%   130,069      100.0%   122,804  100.0%
Unearned income                                   (2,789)               (3,016)               (2,373)
                                                --------              --------              --------
Loans, net of unearned income                    172,974               127,053               120,431
Allowance for loan losses                         (1,689)               (1,512)               (1,245)
                                                --------              --------              --------
Net loans                                       $171,285              $125,541              $119,186
                                                ========              ========              ========

     As of December 31, 1996, maturities of loans in the indicated classifications and sensitivity to change in interest rates on certain of these loans are shown in the following table.

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY


                                                     Maturity                      Maturing After One Year
                                                     --------                      -----------------------
                                                 Over 1
                                                  Year
(Dollars in                                     through
thousands)                  1 Year or Less      5 Years  Over 5 Years   Total    Fixed Rate  Adjustable Rate
                            --------------      -------  ------------  --------  ----------  ---------------
Commercial,
industrial,
agricultural and
all other                    $62,473            $81,997       $17,967  $162,437     $62,246          $37,718
Real estate -
construction                  10,022                515                  10,537                          515
                             -------------------------------------------------------------------------------
                             $72,495            $82,512       $17,967  $172,974     $62,246          $38,233
                             ===============================================================================

RISK ELEMENTS

     Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection, or where circumstances indicate that the probability of loss exists. Senior Management is informed weekly of the status of delinquent and problem loans. The performance of loans other than real estate and installment loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of senior lending officers as to the ability of borrowers to continue in business and to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, even though the financial condition of the borrower or the collateral ultimately may be sufficient to reduce or satisfy the obligation, the loan may be placed on a non-accrual basis pending the sale of any of the collateral or the determination that other sources of repayment exist. Interest on loans is normally accrued from the date an advance is made. Generally, when a loan is placed on a non-accrual basis all previously accrued but unpaid interest is reversed and charged against current income. Interest income is thereafter recognized only when payments are received.

     The Company's lending is concentrated throughout Morgan and Limestone counties in Alabama and repayment of these loans is, in part, dependent upon the economic conditions in this region of the state. Management does not believe the loan portfolio contains concentrations of credits,` either geographically or by borrower, which would expose the Company to unacceptable amounts of risk.

     As of December 31, 1996, total non-performing assets were $1,817,000, a $665,000, or 57.7%, increase from $1,152,000 at December 31, 1995.
Non-performing assets at December 31, 1996 included $1,369,000 in loans on non-accrual status, $80,000 in other real estate owned, which represents real estate acquired through foreclosure and insubstance foreclosure, and $368,000 in repossessed collateral. Non-performing loans increased by $438,000, or 47.0%, in 1996 to $1,369,000, or 0.79% of net loans, from
$931,000, or 0.73%, of net loans, in 1995. During 1995, non-performing loans increased $696,000, or 296.2%, to $931,000, or 0.73% of net loans from $235,000, or 0.20% of net loans in 1994. The primary reason for the fluctuation in non-performing loans from December 31, 1994 to December 31, 1996 is due to the volume of loans with balances that were on non-accrual status at year end. The increase in non-performing loans at December 31, 1996 primarily resulted from loans being placed on non-accrual status because the collection of interest was doubtful. A loan is placed on non-accrual status when the collection of interest is deemed doubtful by Management after Management's review of the loan and the ability of the borrower to meet the repayment terms of the loan.

     As of December 31, 1995, total non-performing assets were $1,152,000, a $832,000, or 260%, increase from $320,000 at December 31, 1994. Non-performing assets at December 31, 1995 included $931,000 in loans on non-accrual status, $36,000 in other real estate owned, which represents real estate acquired through foreclosure and insubstance foreclosure, and $185,000 in repossessed collateral. Non-performing loans increased by $696,000, or 296.2%, in 1995 to $931,000, or .73% of net loans, from $235,000, or 0.20% of net loans, in 1994.
During 1994, non-performing loans increased $208,000, or 770.4%, to $235,000, or 0.20%, of net loans from $27,000, or 0.03% of net loans in 1993. The primary reason for the fluctuation in non-performing loans from December 31, 1993 to December 31, 1995 is due to the volume of loans with balances that were on non-accrual status at year end. The increase in non-performing loans at December 31, 1995 primarily resulted from loans being placed on non-accrual status because the collection of interest was doubtful. A loan is placed on non-accrual status when the collection of interest is deemed doubtful by Management after Management's review of the loan and the ability of the borrower to meet the repayment terms of the loan.

     Non-performing assets as of December 31, 1996 and the preceding four years are summarized in the following table. For each period shown, the gross interest income that would have been recorded in such period if the loans had been current in accordance with their original terms, and the amount of interest income on those loans that was included in such period's net income was not material.

                            NON-PERFORMING ASSETS




                                                  Years Ended December 31,

(dollars in thousands)                    1996     1995    1994    1993    1992
                                        ------   ------   -----   -----   -----
Nonaccrual loans                        $1,369   $  931   $ 235   $  27   $ 287
Restructured loans
                                        ---------------------------------------
   Total non-performing loans            1,369      931     235      27     287
Other real estate owned                     80       36      53     216     344
Repossessions                              368      185      32      32      35
Non-accrual debt securities                                                  60
                                        ---------------------------------------
   Total non-performing assets           1,817    1,152     320     275     726
Potential problem loans                    232      100      18      63       3
                                        ---------------------------------------
   Total non-performing assets and
     potential problem loans            $2,049   $1,252   $ 338   $ 338   $ 729
                                        =======================================
RATIOS:
Non-performing loans to loans net of
unearned income                           0.79%    0.73%   0.20%   0.03%   0.37%
Non-performing assets and potential
problem loans to loans net of
unearned income                           1.18%    0.98%   0.28%   0.39%   0.37%

The following table sets forth the Company's non-performing loans by type as of the dates indicated:



                                                    Years Ended December 31,
                                                    -----------------------
(Dollars in thousands)                           1996   1995   1994  1993   1992
                                               ------  -----  -----  ----  -----
Real estate loans                              $  208  $ 149  $  30        $ 173
Loans to individuals for personal
expenditures                                    1,108    753    141    21     39
Commercial loans                                   53     29     64     6     75
                                               ---------------------------------
   Total non-performing loans                  $1,369  $ 931  $ 235  $ 27  $ 287
                                               =================================

     The Company continues its efforts to expedite the disposition and collection of non-performing and other lower quality assets. Management is not aware of any specifically identified loans, except for those reported above, that represent significant potential problems. The responsibilities of the lending officers include the initial collection effort on a delinquent loan.
In addition to the weekly monitoring by senior management, the Loan Committee of the Board of Directors reviews monthly delinquent and non-performing loans. When it is determined that a loan is deficient and will not be paid as agreed, the Loan Committee recommends to the Board of Directors that the loan be charged off. The Loan Committee and the Board of Directors also review the allowance for loan losses on a monthly basis.

     On January 1, 1995, the Company adopted SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as ammended by SFAS No. 118, Accounting By Creditors for Impairment of a Loan - Income Recognition Disclosure. As a result, the following loans were considered impaired as of December 31, 1996. See Notes 1 and 4 to the consolidated financial statements for further discussion.


(In thousands)        Balance  Reserve  Carrying Value
--------------        -------  -------  --------------
Total Impaired Loans   $1,369  $98      $1,271

ALLOWANCE FOR LOAN LOSSES

     Loan growth and expansion are important to the Company, but equally important is loan quality. Management stresses high credit quality in its lending policies and philosophy. However, credit risk is inherent in lending activities, and the Company maintains an allowance for loan losses to absorb credit losses that occur.

     The provision for loan losses represents Management's determination as to the amount necessary to be transferred to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of future losses inherent in the loan portfolio. While it is the Company's policy to charge off in the current period those loans in which a loss is considered probable, there also exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, Management's judgment as to the adequacy of the provision for loan losses is necessarily approximate and imprecise.

     In assessing adequacy of the allowance for loan losses, Management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process.

     In evaluating the allowance, Management also considers the Bank's loan loss experience, the amount of past due and non-performing loans, current and anticipated economic conditions, lender requirements, and other relevant information. The provision for loan losses, which is charged to operations, is based on the growth of the loan portfolio, the amount of net losses incurred, and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

     Management believes that the $1,688,940 in the allowance for loan losses at December 31, 1996 is adequate to absorb known risks in the portfolio based upon the Company's historical experience at lower loan volumes. No assurance can be given, however, that increased loan volume, adverse economic conditions or other circumstances will not result in increased losses in the Company's loan portfolio.

     As of December 31, 1996, the allowance for loan losses was $1,689,000, compared to $1,512,000 as of December 31, 1995, and $1,245,000 as of December 31, 1994. The allowance for loan losses has increased through the provision for loan losses charged to expense to maintain a level sufficient to keep up with loan growth. The ratio of the allowance for loan losses to loans, net of unearned income, at December 31, 1996 was 0.98% compared to 1.19% at December 31, 1995. Allowance for loan losses at the end of the period to average loans, net of unearned income, was 1.09% in 1996, compared to 1.20% in 1995. The provision for loan losses increased 6.4% in 1996 to $646,000 from $607,000 in 1995. The average loan portfolio grew 22.8% to $154.7 million in 1996 from $126.0 million in 1995. After evaluating the risk in the loan portfolio, current economic conditions, and the impact of increased recoveries and decreased charge-offs, Management has determined the allowance for loan loss is adequate, even with the Bank's significant loan growth.

     As of December 31, 1995, the allowance for loan losses was $1,512,000, compared to $1,245,000 as of December 31, 1994, and $1,039,000 as of December 31, 1993. The allowance for loan losses has increased through the provision for loan losses charged to expense to maintain a level sufficient to keep up with loan growth. The ratio of the allowance for loan losses to loans, net of unearned income, at December 31, 1995 was 1.19%, compared to 1.03% at December 31, 1994. Allowance for loan losses at the end of the period to average loans, net of unearned income, was 1.20% in 1995, compared to 1.24% in 1994. The provision for loan losses increased 91.5% in 1995 to $607,000 from $317,000 in 1994. The average loan portfolio grew 25.1% to $126.0 million in 1995 from $100.7 million in 1994.

     In 1996, charge-offs to the allowance for loan loss increased $98,000, or 21.7%, to $550,000 from $452,000 in 1995. Recoveries decreased $31,000, or
27.7%, from $112,000 in 1995 to $81,000 in 1996. Net loans charged-off during 1996 were $469,000 compared to $339,000 during 1995, an increase of $130,000, or 38.3%. Net loans charged-off during 1996 were 0.30% of average loans, which is consistent with the Bank's historically low rate of charge-offs. With only 0.79% of loans classified as non-performing, Management believes the allowance for loan loss at December 31, 1996 is adequate.

     In 1995, charge-offs to the allowance for loan loss increased $257,000, or 131.8%, to $452,000 from $195,000 in 1994. Recoveries increased $28,000, or
33.3%, from $84,000 in 1994 to $112,000 in 1995. Net loans charged-off during 1995 were $339,000 compared to $111,000 during 1994, an increase of $228,000, or 205.4%. Net loans charged-off during 1995 were 0.27% of average loans, which is consistent with the Bank's historically low rate of charge-offs.

     Management allocated the allowance for loan losses to specific loan classes as of December 31, 1996 and the end of the previous four fiscal years as follows:





                            1996           1995             1994           1993           1992
(Dollars in                 ----           ----             ----           ----           ----
thousands)             Amt.     %      Amt.     %      Amt.     %      Amt.     %     Amt.    %
                      ------  ------  ------  ------  ------  ------  ------  ------  ----  ------
Domestic Loans
Commercial,
industrial and
agricultural          $  296   17.5%  $  386   25.5%  $  434   34.9%  $  226   21.8%  $173   21.8%
Real estate -
construction              20    1.2%       5    0.3%      77    6.2%      51    4.9%    53    6.7%
Real estate -
mortgage                 358   21.2%     314   20.8%     208   16.7%     527   50.7%   415   52.4%
Loans to
individuals for
personal
expenditures           1,012   59.9%     806   53.3%     522   41.9%     230   22.1%   151   19.1%
All other loans
(including
overdrafts)                3    0.2%       1    0.1%       4    0.3%       5    0.5%
                      ---------------------------------------------------------------------------
Total                 $1,689  100.0%  $1,512  100.0%  $1,245  100.0%  $1,039  100.0%  $792  100.0%
                      ============================================================================

     The following table summarizes the Company's loan loss experience for the five years ended December 31, 1996:

                       SUMMARY OF LOAN LOSS EXPERIENCE


(Dollars in thousands)                              1996       1995       1994       1993      1992
                                                    ----       ----       ----       ----      ----
Allowance for loan losses at beginning of year  $  1,512   $  1,245   $  1,039   $    792   $   659
Loans charged off:
  Commercial, industrial and agricultural             63         32
  Real estate                                                    48          6         65        83
  Loans to individuals for personal expenditures     487        371        189        215       287
                                                ---------------------------------------------------
    Total charge-offs                                550        452        195        280       370
Recoveries on loans previously charged off:
  Commercial, industrial and agricultural              6          4
  Real estate                                          5
  Loans to individuals for personal expenditures      70        108         84         57        42
                                                ---------------------------------------------------
    Total recoveries                                  81        112         84         57        42
                                                ---------------------------------------------------
Net loans charged off                                469        339        111        223       328
Provision for loan losses                            646        607        317        470       461
                                                ---------------------------------------------------
Allowance for loan losses at end of period      $  1,689   $  1,512   $  1,245   $  1,039   $   792
                                                ===================================================
Loans, net of unearned income, outstanding at
end of period                                   $172,974   $127,053   $120,431   $ 86,025   $77,827
                                                ===================================================
Average loans, net of unearned income,
outstanding for the period                      $154,721   $126,004   $100,665   $ 82,859   $73,090
                                                ===================================================
RATIOS:
Allowance at end of period to loans, net of
unearned income                                     0.98%      1.19%      1.03%      1.21%     1.02%
Allowance at end of period to average loans,
net of unearned income                              1.09%      1.20%      1.24%      1.25%     1.08%
Allowance at end of period to non-performing
loans                                             123.37%    162.40%    529.79%   3848.15%   275.96%
Net charge-offs to average loans, net of
unearned income                                     0.30%      0.27%      0.11%      0.27%     0.45%
Net charge-offs to allowance at end of period      27.77%     22.40%      8.92%     21.46%    41.41%
Recoveries to prior year charge-offs               17.92%     57.40%     30.00%     15.41%    22.34%

Note: Loans, net of unearned income and average loans net of unearned income exclude mortgage loans held for sale, net of discount.

INVESTMENT PORTFOLIO

     The Company maintains an investment portfolio that consists primarily of U.S. Treasury securities, Federal agency and Federally sponsored corporation securities, marketable bonds of states, counties, and municipalities, corporate securities and marketable equity securities. The securities portfolio generates substantial income, assists in rate sensitivity and liquidity management, and provides alternative investments at attractive yields as well as an inventory of securities to pledge as collateral for public fund deposits. The decision to purchase securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other balance sheet positions.

     The Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Debt and equity securities are classified in one of three categories and are accounted for accordingly. Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for amortized purchased premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading income. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of shareholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements. At December 31, 1996, tax-effected net unrealized losses in the Company's available for sale portfolio totaled $343,000, a decrease of $137,000 from net unrealized losses of $480,000 at December 31, 1995. This improvement in the market value of the Company's available for sale portfolio was reflected as an addition to shareholders' equity at December 31, 1996 in accordance with FAS 115.

     As of December 31, 1996, the Company held the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Company periodically evaluates these securities to determine the effect that various interest rate changes have on the market value of these securities. The Company understands that changing interest rates impact the market value and average life of each security. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Company's earnings and capital resulting from rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Company holds no securities whose ultimate principal redemption is expected to be less than par value.

     The prepayment of mortgage-backed securities can affect the length and interest rate sensitivity of the investment portfolio. Management reviews the prepayment activity of mortgage-backed securities held by the Bank on a monthly basis in order to manage its extension risk and the effects that such prepayment would have on the Bank's level yield method of securities accounting. Management performs rate shock scenarios (stress tests) of the mortgage-backed portfolio to determine the effect that various interest rate changes have on the value of the mortgage-backed securities. Management monitors the current market price of the mortgage-backed securities and sets expectations of how the market prices and cash flows will change as interest rates change. This analysis is incorporated in the overall risk management of the investment portfolio. The market value and the potential carrying amount recoverability are reviewed on a regular basis. All securities in the available for sale portfolio are stated at fair market value on a monthly basis with the tax effected unrealized gains and losses shown as a component of shareholders' equity. All securities in the held to maturity portfolio are reviewed monthly to determine the Bank's continued ability and intent to hold each security until maturity to ensure the recoverability of the carrying amount (1994 only). Liquidity, interest rate, risk yield and recoverability of the carrying amount are balanced against the held to maturity portfolio to determine the Bank's ability to hold each security to maturity.

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 1996, the securities portfolio consisted of $29.2 million, all of which were classified as securities available for sale. The Company has no securities designated as securities held to maturity or as trading securities.

     At December 31, 1996 total securities were $29.2 million, a decrease of $12.4 million or 29.8%, from $41.6 million at December 31, 1995. The decrease of the securities portfolio was an element in the Company's strategic plan to divest higher cost public funds during 1996. Proceeds from the sale of securities were used as a liquidity source to replace higher cost public funds withdrawn from the Company during 1996. The carrying value of securities available for sale was reduced by $572,000 in accordance with Financial Accounting Standards Board ("FASB") Statement Number 115 at December 31, 1996.

     Total securities decreased $0.1 million or .22% from $41.7 million at December 31, 1994 to $41.6 million as of December, 31, 1995. There were no investment securities as of December 31, 1995, a decrease of $24.4 million or 100% from $24.4 million at December 31, 1994. Securities available for sale as of December 31, 1995 were $41.6 million, an increase of $24.3 million or 140.5% from $17.3 million at December 31, 1994. During 1995, the Company transferred securities with an estimated fair value of $23.2 million from the held-to-maturity classification to the available for sale classification. The transfer was made to provide the Company with additional options in managing liquidity and interest rate risks. The carrying value of securities available for sale was reduced by $800,000 in accordance with FASB Statement Number 115 at December 31, 1995.

     There was no concentration of securities held by the Company whose aggregate value as of December 31, 1996, exceeded 10% of the Company's consolidated shareholders' equity at that date.

     The maturities and weighted average yields of the securities in the Company's securities portfolio at December 31, 1996 are shown below. Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations. This adjustment does not give effect to the disallowance for federal income tax purposes of certain interest expense related to certain tax-exempt earning assets. The amounts and yields disclosed reflect the amortized cost rather than the net carrying value, i.e. the fair value of these securities.




                         SECURITIES MATURITY SCHEDULE

                             Within 1 year       1-5 Years         5-10 Years        Over 10 Years
                          -------------------------------------------------------------------------
                          Amount  Yield       Amount  Yield       Amount  Yield      Amount  Yield

(Dollars in
thousands)
U.S. Treasury
Securities
U.S. Government
Agencies               2,129,648  5.67%    7,768,680  5.63%    5,975,377  6.16%   1,772,201  6.19%
State, county and
municipal
securities               309,384  8.14%    2,439,611  7.65%    5,229,820  7.49%   2,571,112  7.77%
Other                                                                             1,624,512  6.08%
                      ----------         -----------         -----------         ----------
Total                 $2,439,032         $10,280,291         $11,205,197         $5,967,825
                      ==========         ===========         ===========         ==========

     The following table sets forth the amortized cost of investment securities by type at the end of each of the last three years:

        HELD TO MATURITY SECURITIES AND SECURITIES AVAILABLE FOR SALE



(Dollars in thousands)                                  1996     1995     1994
                                                       -------------------------
HELD TO MATURITY SECURITIES
U.S. Treasury securities
U.S. Government agencies and corporations securities                     $ 7,733
State, county, and municipal securities                                   16,629
Other securities
                                                       -------------------------
   Total investment securities                                            24,362
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities                                        $ 3,581
U.S. Government agencies and corporations securities   $17,646   15,349   17,773
State, county, and municipal securities                 10,550   21,605      235
Other securities                                         1,624      824      923
                                                       -------------------------
   Total securities available for sale                  29,820   42,363   18,931
                                                       -------------------------
     Total securities                                  $29,820  $42,363  $43,293
                                                       =========================

Note: See the Consolidated Financial Statements and the related notes for additional information related to the Investment Portfolio.

DEPOSITS

     The principal source of funds for the Company is deposits. As the financial services industry has become less regulated it has also become more competitive. In Decatur and Morgan County and in Athens and Limestone County, the Bank competes for deposits with finance companies, mutual funds, credit unions, savings and loan associations, brokerage firms, mortgage companies, insurance companies, investment banking firms as well as other banks. The increased competition has resulted in innovative deposit products and competitive interest rates. Management will continue to study the market, modifying existing products and introducing new products. To maintain a strong deposit base, the Bank is committed to customer satisfaction through superior service, competitive interest rates and innovative products. As of December 31, 1996, the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

     The Bank's deposits consist of non-interest bearing demand deposits, interest-bearing demand deposits (NOW accounts and insured money market, "First Rate" accounts), savings deposits, certificates of deposit and other time deposits.

     During 1996, average total deposits increased to $174.0 million, an 8.5% increase from $160.4 million at December 31, 1995. This increase represents growth in several deposit classifications during the period ended December 31, 1996. The most significant growth was in average certificates of deposit, which increased 16.7% to $78.4 million from $67.2 million in 1995. Average savings deposits increased 25.0% to $4.0 million. Average non-interest bearing deposits increased 13.8% to $19.8 million. Average interest bearing demand deposits decreased $1.4 million or 2.0% from $68.4 million in 1995 to $67.0 million during 1996. Average State of Alabama deposits increased 11.6% to $4.8 million. Average interest bearing demand deposits decreased due to the transfer of funds to higher interest bearing certificates of deposits in 1996.

     During 1995, average total deposits increased to $160.4 million, a 13.0% increase from $141.9 million at December 31, 1994. This increase represents growth in several deposit classifications during the period ended December 31, 1995. A significant portion of the deposit growth resulted from certificates of deposit. The most significant growth was in average certificates of deposit, which increased 49.0% to $67.2 million from $45.1 million in 1994. Average savings deposits increased 17.7% to $3.2 million. Average non-interest bearing deposits increased 9.2% to $17.4 million. Average interest bearing demand deposits decreased $7.6 million or 10.0% from $76.1 million in 1994 to $68.4 million during 1995. Average State of Alabama deposits increased 115.1% to $4.3 million. Average interest bearing demand deposits decreased due to the falling rate environment in which the Bank operated in 1995, as more funds were moved into certificates of deposits.

     The following table sets forth the average daily balances of deposits, rates paid on such deposits, and the percentage of total deposits by category for the periods indicated.



                                     1996                                 1995                               1994
(Dollars in                   Average        % of                 Average        % of                 Average        % of
thousands)                    Balance       Total   Rate          Balance       Total   Rate          Balance       Total   Rate
                      ----------------------------------------------------------------------------------------------------------
Non-interest
bearing demand
deposits                     $ 19,755      11.35%                $ 17,376      10.80%                $ 15,917      11.20%
Interest bearing
demand deposits                67,041      38.53%  3.63%           68,380      42.70%  4.05%           76,142      53.70%  3.32%
Savings deposits                3,969       2.28%  2.70%            3,206       2.00%  2.69%            2,724       1.90%  2.72%
Certificates of
deposit                        78,390      45.06%  5.72%           67,163      41.80%  6.00%           45,136      31.80%  4.63%
State time deposits             4,826       2.77%  5.04%            4,295       2.70%  5.50%            1,997       1.40%  4.40%
                             -------------------                 -------------------                 -------------------
Total                        $173,981     100.00%                $160,420     100.00%                $141,916     100.00%
                             ===================                 ===================                 ===================



     The maturities of time deposits of $100,000 or more at December 31, 1996 are summarized in the following table:


                                 Time Certificates        Other Time
(Dollars in thousands)               of Deposit            Deposits   Total
                                 -----------------------------------------------
Three months or less                        $5,238        $1,000         $ 6,238
Over three months
through six months                           6,053         4,290          10,343
Over six months through
twelve months                                7,689                         7,689
Over twelve months                           7,035                         7,035

SHORT-TERM BORROWINGS

     The Company's short-term borrowings historically have consisted of Federal funds purchased. The Company purchases Federal funds from correspondent banks which provide a restricted borrowing line up to 50% of the Bank's capital. Currently, Federal funds borrowing lines of $23.5 million have been extended to the Company by seven correspondent banks. In most cases, these are one year commitments. The terms vary but all are short-term, overnight lines. Additionally, the Bank has $5.5 million of available credit with the Federal Home Loan Bank.

     The following table summarizes the Bank's short-term borrowings as of December 31, 1996, 1995 and 1994:

Federal Funds Purchased                       1996         1995          1994
-----------------------                  -----------   ----------   -----------
Amount outstanding at end of reporting
period                                   $ 1,325,000   $  825,000
Maximum amount borrowed at any month
end during the period                    $12,525,000   $5,425,000   $10,175,000
Average amount outstanding during each
reporting period                         $ 5,338,000   $2,664,000   $ 6,189,000
Weighted average interest rate                  5.41%        5.96%         4.44%
Line of Credit
--------------
Amount outstanding at end of reporting
period                                   $ 1,000,000
Maximum amount borrowed at any month
end during the period                    $ 1,000,000
Average amount outstanding during each
reporting period                         $   254,000
Weighted average interest rate                 7.112%

ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND INTEREST RATE SENSITIVITY

     To maintain the level of profitability desired by the Company, the financial environment must be monitored closely, and the impact of interest rate changes must be anticipated. The asset and liability program of the Company acts as a center for profit, liquidity and capital planning, asset mix and volume planning, loan pricing policies and deposit pricing policies. An asset liability management model is used to project changes in each category of assets and liabilities. The purpose of the model is to test the Company's balance sheet and current rate structure and to plan against various investment, loan and deposit strategies and against the estimated impact of various interest rate environments.

     The objective of the Company's asset and liability management program is to maintain stability in the net interest margin despite changes in interest rates and product mix and spread relationships among interest rates.

     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates, either through replacement at maturity or through repricing during the life of the instrument. Sensitivity is measured as the difference between the volume of assets and the volume of liabilities in the Company's current portfolio that are subject to repricing in future time periods. The differences are known as interest rate sensitivity gaps. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income.

     Liquidity management is a function of managing asset and liability maturities to maximize net yields without compromising the Company's ability to meet cash flow requirements, operating needs, and withdrawal requirements of customers on a timely basis. Liquidity on the asset side of the balance sheet is provided through repayment of loans and scheduled maturities of loans, maturities and cash flows of investments, and cash flows from funds invested in short-term marketable instruments. Liquidity on the liability side is attained through core deposit growth and the ability to borrow additional funds from available markets such as through Federal funds purchased and the ability to raise capital in the market by issuing the Company's common stock. At December 31, 1996, the Company's ratio of liquid assets to total loans was 22.2%, compared to 40.7% at December 31, 1995 and 23.2% at December 31, 1994. The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits in addition to being able to adapt to changing interest rate conditions.

     Sources of liquidity at December 31, 1996 totaled $38.4 million, consisting of investment securities available for sale of $29.2 million, $8.3 million in cash and due from banks, and $0.9 million in mortgage loans held for sale. For additional sources of liquidity, see " Short Term Borrowings" above. Sources of liquidity at December 31, 1995 totaled $52.0 million, consisting of investment securities available for sale of $41.6 million, $9.4 million in cash and due from banks and Federal funds sold and $1.0 million in mortgage loans held for sale.

     The following table reflects as of December 31, 1996, the interest sensitivity gap position of the Company and the repricing of interest-earning assets and interest-bearing liabilities in accordance with their contractual terms in given time periods:

                      INTEREST RATE SENSITIVITY ANALYSIS



                                                             December 31, 1996
                           --------------------------------------------------------------------------------
                           0-30      31-90        91-180     181-365        1-5         Over 5
                           Days      Days          Days       Days         Years         Years        Total
                           ----      ----          ----       ----         -----         -----        -----
(Dollars in
thousands)
Assets
------
Earning Assets:
 Federal funds sold
 Interest bearing
 deposits in other
 banks                      49                                                                           49
 Securities
 available for sale      3,481       3,206          718      2,040           8,139        11,664     29,248
 Mortgage loans held
 for sale                  867                                                                          867
 Loans, net of
 unearned income        70,637       7,904       10,985     15,082          67,820           546    172,974
                        -----------------------------------------------------------------------------------
   Total earning assets 75,034      11,110       11,703     17,122          75,959        32,090    223,018
Liabilities and
Shareholders Equity
--------------------
Interest bearing
liabilities:
 Interest bearing
 demand deposits        45,002                                              21,049                   66,051
 Savings deposits                                                            4,240                    4,240
 Other certificates
 of deposit             11,621       4,259       13,776     20,901          15,006                   65,563
 Time deposits -
 $100,000 or more        1,299       3,942        6,053      7,488           6,744                   25,526
 Federal funds
 purchased               1,325                                                                        1,325
 Other borrowed money    1,105                                              12,500                   13,605
 Capital lease
 obligation                139                                                                          139
                        -----------------------------------------------------------------------------------
   Total interest
   bearing liabilities $60,491     $ 8,201      $19,829   $ 28,389         $59,539                 $176,449
                       ====================================================================================
Interest rate
sensitivity gap        $14,509     $ 2,909      $(8,126)  $(11,267)        $16,420      $(14,445)
                       ====================================================================================
Cumulative interest
rate sensitivity
gap                    $14,509     $17,418      $ 9,292   $ (1,975)        $14,445
                       ====================================================================================
Rate sensitive
assets vs. rate
sensitive
liabilities            $14,543     $ 2,909      $(8,126)  $(11,267)        $16,420       $12,210   $ 26,689
                       ====================================================================================
Cumulative gap as a
percentage of total
earning assets at
December 31, 1996         7.14%       8.57%        4.57%     -0.97%           7.11%         0.00%

Note: In the Company's experience, certain deposit accounts, such as savings and NOW accounts, are generally not sensitive to changes in interest rates. In the Company's experience, money market demand deposits reprice between three months to one year, on average.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

      A strong capital position is vital to the continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for future growth. Management is committed to maintaining shareholders' equity at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound.

      Shareholders' equity increased 13.5 %, or $2.7 million, to $22.7 million at December 31, 1996 from $20.0 million at December 31, 1995. At December 31, 1996, shareholders' equity, as a percentage of total assets, was 10.2% compared with 10.6% at December 31, 1995. The increase in shareholders' equity was due to net income for the year and the mark-to-market adjustment for specific securities designated as available for sale of $343,000 at December 31, 1996, a net decrease of $137,000 from $480,000 at December 31, 1995.

      Shareholders' equity increased to $20.0 million at December 31, 1995 from $16.1 million at December 31, 1994, an increase of $3.9 million or 24.2%. At December 31, 1995, Shareholders' equity, as a percentage of total assets, was 10.6% compared to 8.9% at December 31, 1994. The increase was due to contributed capital of $1.3 million resulting from the Company's stock offering and net income for the year. Shareholders' equity also increased due to the mark-to-market adjustment for specific securities designated as available for sale of $480,000 at December 31, 1995, a net decrease of $507,000 from $987,000 at December 31, 1994. See "Investment Portfolio".

     The Federal Reserve Board has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible shareholders' equity for common stock and certain qualifying perpetual preferred stock, and (2) Tier II Capital, which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Board also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the OCC, establishing similar capital ratios. See "Supervision and Regulation".

     The Company's capital ratios are well above the minimum regulatory requirements. Management has reviewed and will continue to monitor the Company's asset mix, product pricing and the allowance for loan losses which are the areas most affected by the new requirements.

     The following table summarizes the risk-based and leverage capital ratios for the Company at December 31, 1996, as well as the required minimum regulatory capital ratios:

                        December 31, 1996  Minimum Regulatory Requirements
                        -----------------  -------------------------------
Risk-based Capital:
 Tier I capital ratio        12.72%                     4.00%
 Total capital ratio         13.68%                     8.00%
Leverage ratio               10.89%                 3.00% - 5.00%


IMPACT OF INFLATION AND CHANGING PRICES

     The Company's asset and liability structure is substantially different from that of an industrial or other commercial company since the majority of its assets and liabilities are monetary in nature. Management believes that the impact of inflation on financial results depends on the Company's ability to react to interest rate changes and by such reaction to reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction or at the same magnitude. Management attempts to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.

     Various information shown elsewhere in this report will assist in the understanding of how well the Company is positioned to react to changing interest rate and inflationary trends.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Any statement contained in this report which is not a historical fact, or which might be otherwise considered an opinion or projection concerning the Company or its business, whether express or implied, is meant as and should be considered a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based upon assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, the supply and demand for investable funds, interest rates, increased competition, changes in governmental regulations, and national and local economic conditions generally, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission, including this Annual Report Form 10K. If any of these assumptions or opinions prove incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the Bank for the year ended December 31, 1996, consisting of the following are contained herein:



INDEPENDENT AUDITOR'S REPORT                                                      Pages(s)
                                                                                  --------
       Consolidated Financial Statements:
       Statements of Condition as of December 31, 1996 and 1995                     F-2
       Statements of Income for years ended December 31, 1996, 1995, and 1994       F-3
       Statements of Changes in Stockholders' Equity for years ended
        December 31, 1996, 1995, and 1994.                                          F-4
       Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994    F-5
       Notes to the Financial Statements                                            F-6

           [THE REMAINDER OF THIS PAGE IS LEFT BLANK INTENTIONALLY]

                           FIRST AMERICAN BANCORP

                      CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
First American Bancorp
Decatur, Alabama

We have audited the accompanying consolidated statement of condition of First American Bancorp and subsidiary as of December 31, 1996 and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First American Bancorp and subsidiary as of December 31, 1995 and 1994, were audited by other auditors whose reports dated January 12, 1996 and January 12, 1995, respectively, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Bancorp and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





Birmingham, Alabama
February 17, 1997

FIRST AMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
December 31, 1996 and 1995

                                                                                           1996            1995
                                    ASSETS

 Cash and due from banks                                                            $    8,270,560    $     9,434,479
 Interest bearing deposits in other banks                                                   49,270            123,362
 Securities available for sale                                                          29,248,060         41,564,283
 Mortgage loans held for sale, net of discount                                             866,700            563,749
 Loans, net of unearned income                                                         172,973,942        127,053,081
 Less:  Allowance for loan losses                                                        1,688,940          1,512,454
                                                                                    --------------    ---------------
            Net loans                                                                  171,285,002        125,540,627
                                                                                    --------------    ---------------
 Bank premises and equipment, net                                                        7,832,296          7,219,571
 Other real estate                                                                          80,199             36,000
 Accrued interest receivable                                                             1,383,178          1,180,255
 Deferred tax benefit                                                                      759,300            852,384
 Other assets                                                                            3,243,142            861,750
                                                                                    --------------    ---------------
            Total assets                                                            $  223,017,707    $   187,376,460
                                                                                    ==============    ===============
                                   LIABILITIES

 Deposits
    Noninterest bearing demand                                                      $   22,043,303    $    18,152,331
    Interest bearing demand                                                             66,050,592         69,491,765
    Certificates of deposit, $100,000 and over                                          25,525,456         19,479,736
    Other time and savings                                                              69,803,186         58,238,886
                                                                                    --------------    ---------------
            Total deposits                                                             183,422,537        165,362,718
 Federal funds purchased                                                                 1,325,000            825,000
 Other current borrowings                                                                1,105,000
 Long-term debt                                                                         12,500,000            105,000
 Capital lease obligation                                                                  138,900            163,030
 Accrued expenses and other liabilities                                                  1,843,908            965,364
                                                                                    --------------    ---------------
            Total liabilities                                                          200,335,345        167,421,112
                                                                                    --------------    ---------------
 Commitments and contingencies (Note 8)

                              SHAREHOLDERS' EQUITY

 Preferred stock - par value $.01 per share:  authorized 400,000 shares; none issued
 Common stock - par value $.01 per share:  authorized 10,000,000 shares at
    December 31, 1996 and 2,500,000 shares at December 31, 1995; issued and outstanding 2,263,884 shares at December 31, 1996 and 2,047,083 shares at
    December 31, 1995                                                                       22,639             20,471
 Additional paid in capital                                                             15,166,195         12,010,615
 Retained earnings                                                                       7,836,899          8,404,001
 Unrealized loss on securities available for sale, net of deferred tax benefit            (343,371)          (479,739)
                                                                                    --------------    ---------------
            Total shareholders' equity                                                  22,682,362         19,955,348
                                                                                    --------------    ---------------
            Total liabilities and shareholders' equity                              $  223,017,707    $   187,376,460
                                                                                    ==============    ===============




 See notes to consolidated financial statements.

FIRST AMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1996, 1995, and 1994


                                                                       1996               1995                1994

 Interest income
    Interest and fees on loans                                   $    15,950,427     $   12,568,103     $     9,001,013
    Interest on investment securities
       Taxable                                                         1,482,974          1,633,334           1,654,176
       Exempt from federal income tax                                    580,766            799,608             954,724
    Interest on federal funds sold and interest bearing
       deposits in other banks                                            40,972             99,380              16,175
                                                                 ---------------     --------------     ---------------
            Total interest income                                     18,055,139         15,100,425          11,626,088
                                                                 ---------------     --------------     ---------------
 Interest expense
    Interest on deposits
       Interest bearing demand                                         2,420,966          2,766,080           2,526,984
       Certificates of deposit, $100,000 and over                      1,294,484          1,224,534             617,114
       Other time and savings                                          3,539,354          3,098,335           1,636,721
    Interest on federal funds purchased and other debt                   626,147            294,955             369,309
                                                                 ---------------     --------------     ---------------
            Total interest expense                                     7,880,951          7,383,904           5,150,128
                                                                 ---------------     --------------     ---------------
            Net interest income                                       10,174,188          7,716,521           6,475,960
 Provision for loan losses                                               646,130            606,919             317,000
                                                                 ---------------     --------------     ---------------
            Net interest income after provision for loan
              losses                                                   9,528,058          7,109,602           6,158,960
                                                                 ---------------     --------------     ---------------

 Noninterest income
    Service charges on deposits                                        1,091,056            867,624             843,231
    Servicing release fees                                               153,197            179,307             134,726
    Other operating revenues                                             487,905            374,498             299,748
    Net investment securities gains (losses)                             (51,291)            22,867             (34,683)
                                                                 ---------------     --------------     ---------------
            Total noninterest income                                   1,680,867          1,444,296           1,243,022
                                                                 ---------------     --------------     ---------------
 Noninterest expenses
    Salaries and employee benefits                                     4,189,315          3,290,870           2,919,037
    Occupancy, furniture and equipment expense                         1,169,612            879,630             846,768
    Other operating expenses                                           2,307,491          1,780,874           1,707,217
                                                                 ---------------     --------------     ---------------
            Total noninterest expenses                                 7,666,418          5,951,374           5,473,022
                                                                 ---------------     --------------     ---------------
            Income before income taxes                                 3,542,507          2,602,524           1,928,960
 Income tax expense                                                    1,140,336            546,993             461,317
                                                                 ---------------     --------------     ---------------
            Net income                                           $     2,402,171     $    2,055,531     $     1,467,643
                                                                 ===============     ==============     ===============
 Net income per share*                                           $          1.06     $         0.92     $          0.84




 *Restated to reflect effect of stock splits effected in the form of a dividend (see Note 10).





 See notes to consolidated financial statements.

FIRST AMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996, 1995, and 1994




                                                          ADDITIONAL                    UNREALIZED
                                             COMMON        PAID IN         RETAINED       LOSS ON     SHAREHOLDERS'
                                             STOCK         CAPITAL         EARNINGS     SECURITIES       EQUITY
                                             -----         -------         --------     ----------       ------
Balance, January 1, 1994                  $    9,482     $ 5,009,904     $ 6,169,523   $   (6,054)    $ 11,182,855
Effect of adopting SFAS No. 115, net
   of taxes                                                                                49,793           49,793
Net income                                                                 1,467,643                     1,467,643
Shares issued under 11 for 10 stock split        946       1,276,343      (1,277,289)
Distribution for fractional shares                                            (3,078)                      (3,078)
Issuance of 244,062 common shares in
   public offering, net of expenses            2,441       4,376,915                                     4,379,356
Net change in unrealized losses on
   securities available for sale                                                       (1,030,391)      (1,030,391)
                                          ----------     -----------     -----------   ----------     ------------
Balance, December 31, 1994                    12,869      10,663,162       6,356,799     (986,652)      16,046,178
Net income                                                                 2,055,531                     2,055,531
Shares issued under 3 for 2 stock
   split                                       6,823                          (6,823)
Distribution for fractional shares                                            (1,506)                       (1,506)
Issuance of 77,938 common shares in
   public offering, net of expenses              779       1,347,453                                     1,348,232
Net change in unrealized losses on
   securities available for sale                                                          506,913          506,913
                                          ----------     -----------     -----------   ----------     ------------
Balance, December 31, 1995                    20,471      12,010,615       8,404,001     (479,739)      19,955,348
Net income                                                                 2,402,171                     2,402,171
11 for 10 stock split                          2,046       2,963,901      (2,965,947)
Distribution for fractional shares                                            (3,326)                       (3,326)
Issuance of 12,254 shares restricted
   stock                                         122         191,679                                       191,801
Net change in unrealized losses on
   securities available for sale                                                          136,368          136,368
                                          ----------     -----------     -----------   ----------     ------------
Balance, December 31, 1996                $   22,639     $15,166,195     $ 7,836,899   $ (343,371)    $ 22,682,362
                                          ==========     ===========     ===========   ==========     ============




See Note 10 for information on the effect of stock split effected in the form of a dividend.


 See notes to consolidated financial statements.

FIRST AMERICAN BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, 1995, and 1994

                                                                      1996              1995             1994
 Cash flows from operating activities:
    Net income                                                   $    240,2171     $  2,055,531     $   1,467,643
    Adjustments to reconcile net income to net cash
      provided by
       operating activities:
         Depreciation and amortization                                 555,907          472,026           416,960
         Provision for loan losses                                     646,130          606,919           317,000
         Deferred tax benefit                                           (2,172)        (273,812)          (40,085)
         (Gain) loss on sale of assets                                 (35,354)         (11,746)            2,265
         Net securities (gains) losses                                  51,291          (22,867)           34,683
         Proceeds from sale of mortgage loans                       30,080,538       28,058,719        12,000,870
         Mortgage loans originated during year                     (30,383,489)     (27,401,131)      (10,520,864)
         Increase in accrued interest receivable                      (202,923)         (12,692)         (208,232)
         Increase in other assets                                   (2,357,973)          (3,418)         (646,246)
         Increase in accrued interest payable                           23,166          169,691           139,356
         Increase (decrease) in other liabilities                      951,534          279,101          (619,009)
                                                                 -------------     ------------     -------------
                 Net cash provided by operating activities           1,728,826        3,916,321         2,344,341
                                                                 -------------     ------------     -------------
 Cash flows from investing activities:
    Proceeds from sale of securities available for sale             18,235,849       19,329,574        10,494,687
    Proceeds from the maturity of securities available for           3,323,520        1,264,721         2,560,832
      sale
    Purchase of securities available for sale                       (9,295,337)     (20,182,857)       (6,990,696)
    Proceeds from sale of investment securities                                         500,000         2,765,670
    Purchase of investment securities                                                                  (5,310,525)
    Net increase in loans                                          (46,825,829)      (6,901,046)      (34,516,980)
    Capital expenditures                                            (1,153,718)      (1,023,135)         (937,949)
    Proceeds from the sale of assets                                   540,047            2,286             1,254
    Proceeds from the sale of other real estate                         33,767           12,000           153,959
                                                                 -------------     ------------     -------------

                 Net cash used in investing activities             (35,141,701)      (6,998,457)      (31,779,748)
                                                                 -------------     ------------     -------------

 Cash flows from financing activities:
    Net increase (decrease) in demand deposit accounts                 449,799       (7,354,758)        (1,650,208)
    Net increase in certificates of deposit and other time          17,610,020       14,880,567         22,597,086
      deposits
    Proceeds from issuance of common stock                             142,501        1,348,232          4,379,356
    Proceeds from issuance of debt                                  12,500,000                           6,700,000
    Proceeds from other current borrowings                           1,000,000
    Net increase in federal funds purchased                            500,000          825,000
    Repayment of debt                                                                (6,463,889)         (236,111)
    Payment on capital lease obligations                               (24,130)         (22,280)          (20,573)
    Distribution for fractional shares                                  (3,326)          (1,506)           (3,078)
                                                                 -------------     ------------     -------------
                 Net cash provided by financing activities          32,174,864        3,211,366        31,766,472
                                                                 -------------     ------------     -------------
                 Net (decrease) increase in cash and cash
                   equivalents                                      (1,238,011)         129,230         2,331,065
 Cash and cash equivalents at beginning of year                      9,557,841        9,428,611         7,097,546
                                                                 -------------     ------------     -------------
 Cash and cash equivalents at end of year                        $   8,319,830     $  9,557,841     $   9,428,611
                                                                 =============     ============     =============



 See notes to consolidated financial statements.

FIRST AMERICAN BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by First American Bancorp and subsidiary (the "Company") and the method of applying those policies which affect the determination of financial position, results of operations, and cash flows are summarized below.

CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the following wholly-owned subsidiaries:

            COMPANY                           PARENT COMPANY
 --------------------------------       ----------------------
 First American Bank (the "Bank")       First American Bancorp
 Corporate Billing, Inc.                First American Bank
 First Allegiance Finance, Inc.         First American Bank


All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. CASH AND

CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, balances due from banks, interest bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES - The Company's investments in securities may be in one of three categories: held to maturity, available for sale, or trading. The Company has no trading securities or held to maturity securities.
Securities available for sale consist of bonds, notes, debentures, and certain equity securities not classified as securities held to maturity. Securities available for sale represent those securities intended to be held for an indefinite period of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities available for sale are recorded at market value with unrealized gains and losses net of any tax effect, added or deducted directly from shareholders' equity.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

MORTGAGE LOANS HELD FOR SALE - First mortgage loans held for sale are valued on an individual basis at the lower of cost or market, as determined by outstanding purchase commitments from investors (Note 8). Interest and other carrying costs are recognized currently. Revenue from the origination and sale of first mortgage loans is recognized at the date the loan is closed. At such time, substantially all the terms of the outstanding purchase commitments have been met and the collection of proceeds is reasonably assured.

LOANS - Loans are stated at face value, net of unearned income and an allowance for possible loan losses. Interest income on loans is recognized under the "interest" method except for certain installment loans where interest income is recognized under the "Rule of 78's" (sum-of-the-months digits) method, which does not produce results significantly different from the "interest" method. Nonrefundable fees and costs associated with originating or acquiring loans are recognized under the interest method as a yield adjustment over the life of the corresponding loan.

ALLOWANCES FOR POSSIBLE LOAN LOSSES - The Company adopted Statement of
Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosure, on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 did not have a material impact on the Company's financial statements.

The Company uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrower's financial data, and borrower's operating factors such as cash flows, operating income or loss, etc.

At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $1,369,000 and these loans had a corresponding valuation allowance of $98,000. The impaired loans at December 31, 1996, were measured for impairment based primarily on the value of the underlying collateral. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $1,369,000. The Company recognized no interest on impaired loans during the portion of the year that they were impaired.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases or decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or its economic environment will not require further increases in the allowance.

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS - Loans, including impaired loans, are generally classified as nonaccrual if there is reasonable doubt as to the repayment of the loan in accordance with the agreed terms, even though the financial condition of the borrower or the collateral ultimately may be sufficient to reduce or satisfy the obligation.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge offs have been fully recovered.

BANK PREMISES AND EQUIPMENT - Bank premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

 Description                    Estimated Useful Life
 -----------------------        ---------------------
 Bank premises                       5 to 40 years
 Furniture and equipment             3 to 10 years
 Leasehold improvements              5 to 10 years

Expenditures for maintenance and repairs are charged to operations as incurred; expenditures for renewals and improvements are capitalized and written off by depreciation and amortization charges. Property retired or sold is removed from the asset and related accumulated depreciation accounts and any profit or loss resulting therefrom is reflected in the statement of income.

OTHER REAL ESTATE - Other real estate includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at the lower of cost or fair value and are included in other assets. Any write-down from the carrying value to fair value required at the time of foreclosure is charged to the allowance for possible loan losses. Subsequent write-downs and gains or losses recognized on the sale of these properties are included in non-interest income or expense.

INCOME TAXES - The Company uses an asset and liability method for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME PER SHARE - Net income per share amounts for 1996, 1995, and 1994 are based on the weighted average number of shares of 2,256,577, 2,232,271 and 1,753,516, respectively (Note 10). The assumed conversion of outstanding debentures (Note 6) and exercise of stock options (Note 11) do not result in material dilution.

OFF BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commitments under home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when the commitments are funded.

RECLASSIFICATIONS - Certain amounts were reclassified in the 1995 and 1994 financial statements in order to conform with the 1996 presentation.

LONG LIVED ASSETS - Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived
Assets to be Disposed Of (SFAS No. 121).   This statement requires that
long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 1996. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for their stock option plan under the provisions in APB Opinion No. 25.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1996, the Financial
Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No.
125). SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. This statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, in December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. This statement defers for one year the effective date of certain provisions of SFAS No. 125 relating to repurchase agreements, dollar-roll transactions, deferred securities lending and similar transactions. The effective date for all other transactions addressed by SFAS No. 125 is unchanged. Management does not believe that the adoption of SFAS No. 125 will have a material impact on the Company's financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share (SFAS
No. 128). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines and revising the disclosure requirements. Management does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's financial statements.

2.      INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale as of December 31 are as follows:

                                                                          GROSS            GROSS
                                                        AMORTIZED       UNREALIZED       UNREALIZED      ESTIMATED
                                                          COST            GAINS            LOSSES        FAIR VALUE
                                                        ---------       ----------       ----------      ----------
       DECEMBER 31, 1996
       U.S. Treasury securities and obligations of
          U.S. Government corporations and
          agencies                                      $ 7,015,980                     $    170,625    $  6,845,355
       Obligations of states and political
       subdivisions                                      10,549,927    $     76,810           90,509      10,536,228
       Mortgage-backed securities                        10,629,926           1,085          389,046      10,241,965
                                                        -----------    ------------     ------------    ------------
       Equity securities                                  1,624,512                                        1,624,512
                                                        ===========    ============     ============    ============

       DECEMBER 31, 1995                                $29,820,345    $     77,895     $    650,180    $ 29,248,060
       U.S. Treasury securities and obligations of
          U.S. Government corporations and
          agencies                                      $13,577,523    $     18,038     $    133,473    $ 13,462,088
       Obligations of states and political
       subdivisions                                      10,678,606          67,998          411,150      10,335,454
       Mortgage-backed securities                        17,283,744          39,821          380,800      16,942,765
       Equity securities                                    823,976                                          823,976
                                                        -----------    ------------     ------------    ------------
                                                        $42,363,849    $    125,857     $    925,423    $ 41,564,283
                                                        ===========    ============     ============    ============


The Company transferred securities with an amortized cost of $23,643,726 from the held to maturity classification to the securities available for sale classification during 1995. The transferred securities had an estimated fair value of $23,152,276 at the date of the transfer, resulting in a net increase in the unrealized loss on securities available for sale of $294,870. The Company transferred the securities from the held to maturity classification to the available for sale classification to provide the Company with additional options in managing liquidity and interest rate risk. Currently, the Company has no securities in the held to maturity classification.

Securities with a book value of $22,494,329 and $36,917,613 at December 31, 1996 and 1995, respectively, were pledged as collateral for United States Government deposits and other public funds and for other purposes as required or permitted by law.

Gross realized gains and losses on sales of securities were as follows:

                                                                      1996             1995             1994
         Gross realized gains                                    $      52,362     $    477,128     $      76,255
         Gross realized losses                                        (103,653)        (454,261)         (110,938)
                                                                 -------------     ------------     -------------
              Net (loss) gain                                    $     (51,291)    $     22,867     $     (34,683)
                                                                 =============     ============     =============

The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                   SECURITIES AVAILABLE FOR SALE
                                                                                   -----------------------------
                                                                                    AMORTIZED         ESTIMATED
                                                                                       COST           FAIR VALUE
                                                                                   ------------     -------------
         Due in one year or less                                                   $ 1,897,307      $   1,895,733
         Due after one year through five years                                       4,739,611          4,673,787
         Due after five years through ten years                                      8,107,877          8,049,509
         Due after ten years                                                         2,821,112          2,762,554
                                                                                   -----------      -------------
                                                                                    17,565,907         17,381,583
         Mortgage-backed securities                                                 10,629,926         10,241,965
                                                                                   -----------      -------------
            Total debt securities                                                   28,195,833         27,623,548
         Equity securities having no contractual due date                            1,624,512          1,624,512
                                                                                   -----------      -------------
                                                                                   $29,820,345      $  29,248,060
                                                                                   ===========      =============

3.      LOANS

The major categories of loans at December 31, 1996 and 1995 are as follows:

                                                                                        1996                1995
         Commercial, industrial, and agricultural                                  $   32,657,388     $    28,042,877
         Real estate - construction                                                    10,536,885           3,865,433
         Real estate - mortgage                                                        85,685,933          60,035,298
         Loans to individuals for personal expenditures                                41,153,324          37,651,082
         All other loans (including overdrafts)                                         5,729,261             474,385
                                                                                   --------------     ---------------
            Total loans                                                               175,762,791         130,069,075
         Unearned interest and fees                                                    (2,788,849)         (3,015,994)
                                                                                   --------------     ---------------
            Loans, net of unearned income                                             172,973,942         127,053,081
         Allowance for loan losses                                                     (1,688,940)         (1,512,454)
                                                                                   --------------     ---------------
            Net loans                                                              $  171,285,002     $   125,540,627
                                                                                   ==============     ===============

The Company's lending is concentrated throughout Morgan and Limestone counties in Alabama and repayment of these loans is, in part, dependent upon the economic conditions in this region of the state. Management does not believe the loan portfolio contains concentrations of credits either geographically or by borrower, which would expose the Company to unacceptable amounts of risk.

Management continually evaluates the potential risk in all segments of the portfolio in determining the allowance for possible loan losses. Other than concentration of credit risk in the above mentioned counties and commercial and real estate loans in general, management is not aware of any significant concentrations.

The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, residential real estate, and income-producing commercial properties. No additional credit risk exposure relating to outstanding loan balances exists beyond the amounts shown in the consolidated statement of condition as of December 31, 1996. Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,369,000 and $931,000 at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996, 1995 and 1994, the difference between gross interest income that would have been recorded in such period if nonaccruing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in such period's net income was not material.

4. Allowance for Loan Losses A summary of the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 follows:

                                                                      1996             1995              1994
         Balance at beginning of year                            $    1,512,454    $  1,244,550     $   1,039,011
         Provision charged to operations                                646,130         606,919           317,000
         Loans charged off                                             (550,289)       (450,808)         (194,669)
         Recoveries                                                      80,645         111,793            83,208
                                                                 --------------    ------------     -------------
                                                                 $    1,688,940    $  1,512,454     $   1,244,550
                                                                 ==============    ============     =============

5.      BANK PREMISES AND EQUIPMENT
A summary of bank premises and equipment at December 31, 1996 and 1995 follows:

                                                                                       1996              1995
         Land                                                                      $  1,421,756     $   1,362,757
         Bank premises                                                                5,847,212         5,407,016
         Furniture and equipment                                                      3,193,793         2,614,090
         Leasehold improvements                                                          13,780            11,285
                                                                                   ------------     -------------
                                                                                     10,476,541         9,395,148
         Less accumulated depreciation and amortization                               2,644,245         2,175,577
                                                                                   ------------     -------------
         Net carrying amount                                                       $  7,832,296     $   7,219,571
                                                                                   ============     =============


Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $555,907, $472,026, and $416,960, respectively.

Bank premises include the following amount for a lease (Note 13) that has been capitalized:

                                                                                       1996              1995
         Bank premises                                                             $    250,380     $     250,380
         Less accumulated depreciation                                                  111,480           110,584
                                                                                   ------------     -------------
                                                                                   $    138,900     $     139,796
                                                                                   ============     =============

A summary of the commitment under the capitalized lease follows:

         Year ending December 31:
            1997                                                                                    $      36,300
            1998                                                                                           36,300
            1999                                                                                           36,300
            2000                                                                                           36,300
            2001                                                                                           21,175
                                                                                                    -------------
              Total minimum lease payments                                                                166,375
              Less amounts representing interest                                                           27,475
                                                                                                    -------------
              Present value of minimum lease payments at December 31, 1996                          $     138,900
                                                                                                    =============

6.      DEBT

Total debt consisted of the following at December 31:

                                                                                1996            1995
         Federal Home Loan Bank (FHLB) debt due June 5, 1998, interest at one month LIBOR (London interbank offered rate) less 3
         basis points, 5.5325%, at December 31, 1996, collateralized by
         Federal Home Loan Bank stock and certain first mortgage loans
                                                                            $ 12,500,000

         Short-term borrowings with a large regional financial
         institution due September 26, 1997, interest at one month
         LIBOR plus 165 basis points, 7.275% at December 31, 1996,
         collateralized by accounts receivable of Corporate Billing,
         Inc. and guaranteed by the Bank and the Company
                                                                               1,000,000

         Convertible debentures payable to the President of the
         Company, due February 18, 1997, 8.25% at December 31, 1996
         and 1995                                                                105,000    $     105,000
                                                                            ------------    -------------
         Total debt                                                         $ 13,605,000    $     105,000
                                                                            ============    =============

Convertible debentures payable to the President of the Company bear interest at the prime rate of a large Alabama financial institution. As of December 31, 1996, the debentures are convertible into 35,004 shares of Company common stock; the original conversion price was $12.50 per share, subject to adjustment for any stock splits or stock dividends. On February 17, 1997, the debentures were converted into 35,004 shares of Company common stock at $2.99 per share.

The Company has $5,500,000 of available credit with the FHLB in addition to the $12,500,000 above, $11,000,000 of available credit with a large regional financial institution, and federal funds borrowings lines of $23,500,000 with various correspondent banks.

The FHLB has a blanket lien on the Company's 1-4 family mortgage loans in the amount of the outstanding debt.

7.      INCOME TAXES

The components of income tax expense are as follows:

                                                                      1996             1995              1994
         Currently payable:
            Federal                                              $     993,491     $    697,091     $     419,109
            State                                                      149,017          123,714            82,293
                                                                 -------------     ------------     -------------
              Total currently payable                                1,142,508          820,805           501,402
                                                                        (2,172)        (273,812)          (40,085)
                                                                 -------------     ------------     -------------
         Deferred tax benefit                                    $   1,140,336     $    546,993     $     461,317
                                                                 =============     ============     =============
              Total income tax expense

The net deferred tax asset consisted of the following as of December 31:

                                                                                       1996              1995
         Deferred tax liability                                                    $   (21,284)     $      13,575
         Deferred tax asset:
            Unrealized loss on securities available for sale                           228,914            319,826
            Depreciation expense                                                        36,823             58,864
            Provision for loan losses                                                  508,520            486,836
            Other                                                                        6,327                433
                                                                                   -----------      -------------
              Deferred tax asset                                                       780,584            865,959
                                                                                   -----------      -------------
              Net deferred tax asset                                               $   759,300      $     852,384
                                                                                   ===========      =============


The effective tax rates differ from the expected tax using federal statutory rates. A reconciliation between the expected tax and actual income tax expense follows:

                                                                      1996              1995             1994

         Expected tax at federal statutory rates                 $   1,204,452     $    884,858     $     655,846
         Federal tax effect of interest on obligations of
         states and
            political subdivisions                                    (204,214)        (279,640)         (332,859)
         State excise taxes less federal income tax benefit             98,351           81,651            52,796
         Effect of disallowed interest expense                          28,981           40,562            37,493
         Decrease in valuation allowance                                               (189,302)
         Other, net                                                     12,766            8,864            48,041
                                                                 -------------     ------------     -------------
              Totals                                             $   1,140,336     $    546,993     $     461,317
                                                                 =============     ============     =============


8.      Commitments and Contingencies

Mortgage loans held for sale are originated and sold in the secondary mortgage loan market. Under the provisions of some of the mortgage loan purchase agreements, investors have full recourse on some of the mortgage loans purchased for a period of up to six months. As of December 31, 1996 and 1995, the remaining uncollected principal balance on which investors have recourse totaled approximately $129,500 and $116,900, respectively.

The consolidated financial statements properly do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters-of-credit. A summary of commitments and contingent liabilities at December 31, 1996 and 1995 is as follows:

                                                                                        1996              1995
         Commitments to extend credit                                              $  32,587,485     $   21,182,261
         Standby letters-of-credit                                                       312,600            480,150

Commitments to extend credit and standby letters-of-credit all include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded in the consolidated statements of condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

The Company is from time to time defendants in legal actions from normal business activities. Management does not anticipate that the ultimate liability arising from litigation outstanding at December 31, 1996, will have a materially adverse effect on the Company's financial statements.

9.      Profit Sharing Plan

The Company has a contributory profit-sharing plan held by trustee for the benefit of employees who qualify as to age and length of service. The annual contribution to the profit-sharing plan is a discretionary amount determined by the Company's Board of Directors, not to exceed fifteen percent of the compensation otherwise paid to the participants in the plan. The Company expects to continue the plan indefinitely; however, the Company does have the right to modify, amend, or terminate the plan at any time. During 1996, 1995 and 1994, contributions to the plan charged to operations were $100,960, $87,857 and $65,359, respectively.

10.     Stock Splits

During 1996, the Company issued 204,548 shares of common stock in connection with a 11 for 10 stock split effected in the form of a 10% stock dividend. During 1995, the Company issued 682,277 shares of common stock in connection with a 3 for 2 stock split effected in the form of a 50% stock dividend. During 1994, the Company issued 94,614 shares of common stock in connection with an 11 for 10 stock split effected in the form of a 10% stock dividend.

All per share figures included throughout the financial statements are based on the increased number of shares of common stock after giving effect to these splits.

11.     Stock Option Plan

Under the terms of the 1992 Stock Option Plan (the "1992 Plan"), options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant. The initial grant of options under the 1992 Plan was made on October 20, 1992 with an option term of ten years, which expires October 20, 2002. Shares subject to the option become vested at the rate of one tenth per year each December 31 except that one-tenth of the shares became vested at the date of grant, October 20, 1992. On February 20, 1996, options were granted at a price equal to the market price of the stock at the date of grant. Options may be exercised as they become vested over the option term of ten years, which expires February 20, 2006. Shares subject to the option become vested at the rate of one-fifth per year each December 31. The Stock Option Plan Committee has a period of three months following each December 31 to increase or decrease the extent to which an option may become vested. The

Stock Options and the option price have been adjusted for all stock splits effected in the form of stock dividends.

Under the terms of the 1994 Stock Option Plan, options to purchase shares of the Company's common stock are granted at an exercise price not less than the fair market value of the common stock at the date of grant. Options may become vested at the option term of ten years, which expires October 18, 2004. Shares subject to the option become vested at the rate of one-tenth per year each December 31, except that two-tenths became vested November 1, 1994. The Stock Option Committee has a period of three months following each December 31 to increase or decrease the extent to which an option may become vested.

On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption used for grants in 1996: cash dividend yield of 0%; expected volatility of 11.4%; risk-free interest rate of 5.5%; and expected life of 7 years. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the impact on the Company's 1996 net income and net income per share would not have been material.

A summary of the status of the Plans as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                                      EXERCISE
                                                                                      SHARES            PRICE
                                                                                     ----------     ------------

         1992 PLAN

         Outstanding at December 31, 1994                                                 89842     $       5.75
                                                                                     ==========     ============

         Outstanding at December 31, 1995                                                 89842     $       5.75
                                                                                     ==========     ============

         Granted in 1996                                                                   5500     $      13.18
                                                                                     ==========     ============

         Outstanding at December 31, 1996                                                 95342     $       6.17
                                                                                     ==========     ============



Options exercisable at December 31, 1996, 1995 and 1994 include 10,000, 8,984 and 8,984 options subject to committee review, respectively.

The weighted average grant date fair value of options granted during 1996 was $5.21.

At December 31, 1996, there were 4,482 shares reserved under the 1992 Plan for future grants.

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                                      EXERCISE
                                                                                         SHARES        PRICE
                                                                                         ------     ------------

         1994 PLAN


         Granted in 1994                                                                 16,500     $       9.09
                                                                                         ======     ============

         Outstanding at December 31, 1994                                                16,500     $       9.09
                                                                                         ======     ============

         Outstanding at December 31, 1995                                                16,500     $       9.09
                                                                                         ======     ============

         Outstanding at December 31, 1996                                                16,500     $       9.09
                                                                                         ======     ============


Options exercisable at December 31, 1996, 1995 and 1994 include 1,650 options for each of the three years subject to committee review.

At December 31, 1996, there were 66,000 shares reserved under the 1994 Plan for future grants.

The following table summarizes information about the Plans' stock options at December 31, 1996:

                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ----------------------------    --------------------------------------------------
                                       WEIGHTED-
                                        AVERAGE
                        NUMBER         REMAINING       WEIGHTED-            NUMBER        WEIGHTED-
   RANGE OF          OUTSTANDING      CONTRACTUAL       AVERAGE           EXERCISABLE      AVERAGE
 EXERCISE PRICES     AT 12/31/96          LIFE       EXERCISE PRICE      AT 12/31/96    EXERCISE PRICE
----------------     -----------      -----------    --------------     ------------    ---------------
  1992 Plan
     5.75                  53,904       5.1 years      $        5.75           53,904     $       5.75
    13.18                   5,500       9.2 years              13.18            1,100            13.18


 1994 Plan
     9.09                  16,500       7.8 years               9.09            8,250             9.09


12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT TERM INVESTMENTS - For those short term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AVAILABLE FOR SALE - For marketable equity securities and other securities held as available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOAN RECEIVABLES - For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES - The fair value of demand deposits, savings, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS - The carrying amount of these liabilities is a reasonable estimate of their fair value.

CAPITAL LEASE OBLIGATION - The carrying amount of this liability is a reasonable estimate of its fair value.

LONG-TERM DEBT - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN - The value of these unrecognized financial instruments is estimated based on the fee income associated with the commitments. Such fee income is not material to the Company's financial statements at December 31, 1996 and 1995 and, therefore, the fair value of these commitments is not presented.

The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 (in thousands) are as follows:

                                                     1996                          1995
                                           ---------------------------  ---------------------------
                                            CARRYING                      CARRYING
                                             AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                           ---------      ------------  -----------     -----------


        Financial Assets:
          Cash and short-term investments  $     8,320    $     8,320    $     9,558    $    9,558
          Securities available for sale         29,248         29,248         41,564        41,564
          Net loans                            171,285        174,410        125,541       127,018
                                           -----------    -----------    -----------    ----------
              Total financial assets       $   208,853    $   211,978    $   176,663    $  178,140
                                           ===========    ===========    ===========    ==========

        Financial Liabilities:
          Deposits, excluding
              certificates of
              deposit                      $    92,381    $    92,381    $    90,611    $   90,611
          Certificates of deposit               91,042         91,242         74,752        74,876
          Short term borrowings                  2,430          2,430            825           825
          Capital lease obligation                 139            139            163           163
          Long-term debt                        12,500         12,500            105           105
                                           -----------    -----------    -----------    ----------
            Total financial liabilities    $   198,492    $   198,692    $   166,456    $  166,580
                                           ===========    ===========    ===========    ==========

13.      RELATED PARTY TRANSACTIONS

The directors, officers and principal shareholders borrow money from time to time from the Company. Such loans are made on substantially the same terms including interest rates, as to other customers of the Company. Loan activity for executive officers, directors and principal shareholders which aggregated a loan balance of more than $60,000 to the individual during the year ended December 31, 1996 are summarized as follows:


       BALANCE                                                     BALANCE
      JANUARY 1             LOANS             REPAYMENT          DECEMBER 31
      ---------             -----             ---------          -----------
     $7,451,787          $8,934,427          $8,796,588           $7,589,626
     ==========          ==========          ==========           ==========


Certain directors of the Company have direct interest in the lease obligation described in Note 5.

The Company made payments totaling $41,000 and $27,000 in 1996 and 1995, respectively, to a law firm in which two members of the Company's Board of Directors are partners.

The Company obtains its workers compensation, liability and bond insurance through a member of the Company's Board of Directors, as agent of record. During 1996 and 1995, the Company paid premiums of $112,000 and $67,000, respectively.

The Company utilizes several brokerage firms to purchase and sell investment securities. During 1996, the Company purchased $4,690,368 and sold $13,558,850, respectively, of investment securities through firms which employ relatives of certain directors. The transactions were conducted at arms-length through the competitive bidding process.

14.      Regulatory Restrictions

Dividends payable by state banks in any year, without prior approval of the appropriate regulatory authorities, are limited to the Company's net profits (as defined) for that year combined with its retained net profits for the preceding two years.

Based on the types and amounts of deposits received, banks must maintain appropriate noninterest bearing cash balances in accordance with Federal Reserve bank reserve requirements. In 1996, the average noninterest cash balance needed to meet reserve requirements was approximately $175,000.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                     THE COMPANY
                                        ----------------------------------------------------------------------
                                                                                                 TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                                                   PROMPT
                                                                      FOR CAPITAL            CORRECTIVE ACTION
                                               ACTUAL              ADEQUACY PURPOSES             PROVISIONS
                                        -------------------       -------------------       ------------------
                                         AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                                        --------      -----       ------        -----       ------       -----


 AS OF DECEMBER 31, 1996
    Total Capital (to Risk
      Weighted  Assets)                $422,682       12.77%     $ 14,207        8.00%     $ 17,759       10.00%


    Tier I Capital (to Risk
      Weighted Assets)                   22,598       12.72%        7,104        4.00%       10,655        6.00%

    Tier I Capital Ratio (to
      Average Assets)                    22,598       10.88%        8,311        4.00%       10,389        5.00%


 AS OF DECEMBER 31, 1995
    Total Capital (to Risk
      Weighted Assets)                   19,955       14.17%       11,263        8.00%       14,079       10.00%

    Tier I Capital (to Risk
      Weighted Assets)                   20,243       14.38%        5,632        4.00%        8,448        6.00%

    Tier I Capital Ratio (to
      Average Assets)                    20,243       10.89%        7,598        4.00%        9,498        5.00%



                                                                       THE BANK
                                        ----------------------------------------------------------------------

                                                                                                TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                      FOR CAPITAL                 PROMPT
                                               ACTUAL              ADEQUACY PURPOSES        CORRECTIVE ACTION
                                       -------------------       -------------------       -------------------
                                         AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                                       --------      -----       ------        -----       ------       -----


 AS OF DECEMBER 31, 1996
    Total Capital (to Risk
      Weighted Assets)                 $ 22,313       12.58%     $ 14,194        8.00%     $ 17,743       10.00%

    Tier I Capital (to Risk
      Weighted Assets)                   22,229       12.53%        7,097        4.00%       10,646        6.00%

    Tier I Capital Ratio (to
      Average Assets)                    22,229       10.70%        8,309        4.00%       10,386        5.00%


 AS OF DECEMBER 31, 1995
    Total Capital (to Risk
      Weighted Assets)                   19,763       13.94%       11,342        8.00%       14,177       10.00%
    Tier I Capital (to Risk
      Weighted Assets)                   20,243       14.28%        5,671        4.00%        8,506        6.00%
    Tier I Capital Ratio (to
      Average Assets)                    20,243       10.89%        7,437        4.00%        9,296        5.00%


15.     Other Operating Expenses

Other operating expenses for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                                                1996           1995           1994

           Data processing expense                           $  288,439     $  198,916     $  164,015
           Credit card expense                                  108,783         94,793         96,483
           Advertising and business development                 388,384        326,893        266,134
           Communication expense                                376,400        247,672        212,168
           Deposit and other insurance expense                   48,222        230,450        352,813
           Professional fees                                    454,518        276,659        218,608
           Supplies                                             200,401        127,363        100,844
           Director and committee fees                          134,866        126,122        126,210
           Other                                                307,478        152,006        161,942
                                                             ----------     ----------     ----------

                Total                                        $2,307,491     $1,780,874     $1,707,217
                                                             ==========     ==========     ==========


16.      Concentrations of Credit

All of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. The concentrations by type of loan or commitment are set forth in Notes 3 and 8. Investments in state and municipal securities involve governmental entities primarily within the State of Alabama.

17.      Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                                 1996              1995             1994


         Cash paid during the year for:
            Interest                                             $   7,847,785     $  7,214,213     $   5,010,772

            Income taxes                                               947,523          824,435            449208


         Supplemental disclosure of noncash investing and
            financing activities
              Issuance of common stock for the non-employee
                 Director Stock Plan                             $      49,300
              Assets acquired in business combination                2,154,287
              Liabilities assumed in business combination            8,949,918
              Transfer of investment securities to
                 securities available for sale                                     $ 23,643,726
              Loans originated from the sale of other real estate                                   $      43,000

18. Parent Company The condensed financial information for First American Bancorp (Parent Company only) is presented as follows:

         STATEMENTS OF CONDITION                                                       1996          1995


                                    ASSETS

         Cash*                                                                    $     404,923     $     237,681
         Investment in subsidiary, at equity*                                        22,319,826        19,763,458
         Other assets                                                                    62,613            61,709
                                                                                  -------------    --------------


               Total assets                                                       $  22,787,362    $   20,062,848
                                                                                  =============    ==============


                                 LIABILITIES

         Debentures payable                                                        $    105,000    $      105,000
         Other liabilities                                                                                  2,500
                                                                                  -------------    --------------
              Total liabilities                                                         105,000           107,500
                                                                                  -------------    --------------


                             SHAREHOLDERS' EQUITY

         Common stock par value $.01 per share; authorized 10,000,000 shares at December 31, 1996 and 2,500,000 at December 31, 1995; issued and outstanding 2,263,884 shares at December 31, 1996 and 2,047,083
           shares, at December 31, 1995                                                  22,639            20,471

         Additional paid in capital                                                  15,166,195        12,010,615
         Retained earnings                                                            7,836,899         8,404,001
         Unrealized loss on securities available for sale, net of deferred
           tax benefit                                                                 (343,371)         (479,739)
                                                                                   ------------      ------------
              Total shareholders' equity                                             22,686,362        19,955,348
                                                                                   ------------      ------------
              Total liabilities and shareholders' equity                           $ 22,787,362    $   20,062,848
                                                                                   ============    ==============




 *Eliminated in consolidation.

         STATEMENTS OF INCOME                                         1996             1995            1994
         Income:
            Interest                                             $      13,238     $      7,143     $         892
            Dividends                                                                                      15,000
            Other                                                        5,500                              1,548
                                                                 -------------     ------------     -------------
                                                                        18,738            7,143            17,440
              Total income                                       -------------     ------------     -------------


         Expenses:
            Interest                                                    11,177            7,162              7605
            Other                                                       23,935           18,509             12997
                                                                 -------------     ------------     -------------
              Total expenses                                            35,112           25,671             20602
                                                                 -------------     ------------     -------------
              Operating loss before income tax benefit                 (16,374)         (18,528)            (3162)
         Income tax benefit                                              5,535            6,264              6200
                                                                 -------------     ------------     -------------


              Income (loss) before undistributed earnings of
                 subsidiary                                            (10,839)         (12,264)           (3,038)

         Undistributed earnings of subsidiary:
            Net income of subsidiary*                                2,413,010        2,067,795         1,479,605
            Less:  dividends                                                                              (15,000)
                                                                 -------------     ------------     -------------
                                                                     2,413,010        2,067,795         1,464,605
                                                                 -------------     ------------     -------------
              Net income                                         $   2,402,171     $  2,055,531     $   1,467,643
                                                                 =============     ============     =============



         STATEMENTS OF CASH FLOWS                                      1996             1995             1994
         Cash flows from operating activities:
            Net income                                           $   2,402,171     $  2,055,531     $   1,467,643
            Adjustments to reconcile net income to net cash
              (used in) provided by operating activities:
                 Amortization                                              966              966               966
                 Increase in taxes receivable                           (5,535)          (6,264)             (240)
                 Increase (decrease) in accrued interest                                 (1,237)              712
                 payable
                 Other                                                  (5,826)           2,498              (201)
                 Undistributed earnings of subsidiary*              (2,413,010)      (2,067,795)       (1,464,605)
                                                                 -------------     ------------     -------------

                   Net cash (used in) provided by operating
                      activities                                       (21,234)         (16,301)            4,275
                                                                 -------------     ------------     -------------

         Cash flows used in investing activities:
            Capital contribution to subsidiary*                                      (1,158,739)         (433,000)
                                                                 -------------     ------------     -------------

         Cash flows from financing activities:
            Distribution for fractional shares                          (3,326)          (1,506)           (3,078)
            Proceeds from issuance of common stock                     191,801        1,348,232         4,379,605
                                                                 -------------     ------------     -------------
                   Net cash provided by financing activities           188,475        1,346,726         4,376,278
                                                                 -------------     ------------     -------------
                   Net increase in cash                                167,241          171,686            50,553



         Cash at beginning of year                                     237,681           65,995            15,442
                                                                 -------------     ------------     -------------
         Cash at end of year*                                    $     404,922     $    237,681     $      65,995
                                                                 =============     ============     =============
         Supplemental disclosure of cash flow information:
            Cash paid during the year for:
              Interest                                           $      11,177     $      8,399     $       7,605



         *Eliminated in consolidation.

          ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                  PART III

        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning Directors and Executive Officers of the Company is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation and Other Information' in the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997, (the "Proxy Statement") which is to be filed with the Securities and Exchange Commission.


                      ITEM 11 - EXECUTIVE COMPENSATION

     Information required by the item is incorporated by reference from the sections entitled "Executive Compensation and Other Information" and "Meetings of the Board of Directors" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.


  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and Principal Shareholders" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.


          ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the section entitled "Certain Transactions" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission.

                                   PART IV


 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) list of Financial Statements and Financial Statement Schedules filed as a part of this report:

     The following consolidated financial statements of First American Bancorp and its subsidiary and report of independent auditors are filed as part of this report:

                                                                    Page(s)
     Independent Auditors' Report

     Consolidated Statements of  Condition as of
      December 31, 1996 and 1995                                    F-2

     Consolidated Statements of Income for the Years Ended
      December 31, 1996, 1995, 1994                                 F-3

     Consolidated Statements of Changes in Shareholders' Equity for
      The Years Ended December 31, 1996, 1995, 1994                 F-4

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995, 1994                                 F-5

     Notes to Consolidated Financial Statements --
      December 31, 1996, 1995, 1994                                 F-6

(b)  Reports on Form 8-K:

     None.

(c)  (3) List of Exhibits Including Items Incorporated by Reference:

     The Response of this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to Shareholders by Rule 14a-3(b):

     None.

                                 SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) or the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                          First American Bancorp

                                          /s/ Dan M. David
Date:  March 21, 1997                     --------------------------------------
                                          Dan M. David
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                    Date
-------------------------   -----------------------  --------------


/s/ Dan M. David            Chairman and Director    March 21, 1997
--------------------------
Dan M. David


/s/ Alfred E. Cheatham, Jr. Chief Financial Officer  March 21, 1997
--------------------------
Alfred E. Cheatham, Jr.


/s/ Lynn C. Fowler          Director                 March 21, 1997
--------------------------
Lynn C. Fowler


/s/ Allen Hamilton          Director                 March 21, 1997
--------------------------
Allen Hamilton


/s/ Robert H. Harris        Director                 March 21, 1997
--------------------------
Robert H. Harris


/s/ James E. Hurst          Director                 March 21, 1997
--------------------------
James E. Hurst


/s/ Jon H. Moores           Director                 March 21, 1997
--------------------------
Jon H. Moores


/s/ Lloyd Nix               Director                 March 21, 1997
--------------------------
Lloyd Nix



/s/ R. W. Orr, Jr.            Director                 March 21, 1997
---------------------------
R.W. Orr, Jr.


/s/ William E. Sexton         Director                 March 21, 1997
---------------------------
William E. Sexton


/s/ Barrett C. Shelton        Director                 March 21, 1997
---------------------------
Barrett C. Shelton


/s/ Jimmy D. Smith            Director                 March 21, 1997
---------------------------
Jimmy D. Smith



/s/ Leonard W. Gossett, Jr.   Director                 March 21, 1997
---------------------------
Leonard W. Gossett, Jr.



                    FIRST AMERICAN BANCORP AND SUBSIDIARY

                                  FORM 10-K

                              INDEX TO EXHIBITS



Exhibit                                                                                       Sequentially
Number         Description                                                                   Numbered Page
-------        -----------                                                                   -------------
2.0            Articles of Merger of Allegiance Mortgage, Inc., into First American
               Bank -- Filed as Exhibit 2.0 to 12/31/91 Annual Report on Form 10-K.

3.0            Articles of Incorporation of Registrant -- Filed as Exhibit 3.0 to Registration
               Statement on Form S-18, Commission Fiel No. 33-24045-A.

3.1            By-Laws of Registrant -- Filed as Exhibit 3.1 to
               Registration Statement on Form S-18, Commission File
               No. 33-24045-A.

4.0            Specimen Stock Certificate Defining the Rights of
               Security Holders, Including Indentures -- Filed as Exhibit 4.0 to 12/31/89 Annual Report on Form 10-K.

10.1           Form of First in a Series of 21 Identical Fluctuating Rate
               Convertible Debentures Due February 18, 19997
               Payable by First American Bancorp to Dan M. David --
               Filed as Exhibit 10.1 to Registration Statement on Form S-18
               Commission File No. 33-24045-A.

10.2           Form of Shareholder Restrictive Agreement Between
               Dan M. David and First American Bancorp -- Filed as
               Exhibit 10.2 to Registration Statement on Form S-18,
               Commission File No. 33-24045-A.

10.3           First American Bancorp 1987 Long-Term Incentive Plan --
               Filed as Exhibit 10.3 to Registration Statement on Form S-18,
               Commission File No. 33-24045-A.

10.4           First American Bancorp Stock Option Plan Adopted by the
               Board of Directors on October 20, 1992 and Form of the
               Stock Option Agreement -- Filed as Exhibit 10.4 to 12/31/92
               Annual Report on Form 10-K.

10.6           Lease Agreement Between Orr & Company, Inc. as
               Successor to R. W. Orr, Sr. (Deceased) and First American
               Bank, Inc. -- Filed as Exhibit 10.7 to Registration Statement on Form S-18, Commission File No. 33-24045-A.

10.7 Form of Cash Management Agreement between the City of Decatur and First American Bank dated January 2, 1992 -- Filed as
               Exhibit 10.7 to 12/31/92 Annual Report on Form 10-K.

10.10          Lease Agreement between Sexton's, Inc. and First American Bank
               -- Filed as Exhibit 10.10 to 12/31/91 Annual Report on Form 10-K.

10.11          Lease Agreement between 214 Johnston Street and First American
               Bank -- Filed as Exhibit 10.11 to 12/31/91 Annual Report on


Exhibit                                                                                      Sequentially
Number         Description                                                                   Numbered Page
-------        -----------                                                                   -------------
10.13          Warranty Deed from City of Decatur to First
               American Bank -- Filed as Exhibit 10.14 to
               12/31/91 Annual Report on Form 10-K.

10.14 Real Estate Purchase Agreement - First American Lot - between First American Bank and Central Bank of the South --
               Filed as Exhibit 10.14 to 12/31/91 Annual Report on
               Form 10-K.

10.15 Real Estate Purchase Agreement - Central Main Branch - between First American Bank and Central Bank of the South--
               Filed as Exhibit 10.15 to 12/31/91 Annual Report on
               Form 10-K.

10.16          Real Estate Purchase Agreement - Central Annex - Between
               First American Bank and Central Bank of the South --
               Filed as Exhibit 10.16 to 12/31/91 Annual Report on
               Form 10-K.

10.17 Real Estate Purchase Agreement - Property situated in downtown Athens - between First American Bank and
               William Charles Clem, Jr. -- Filed as Exhibit 10.17 to
               12/31/92 Annual Report on Form 10-K.

10.18 Real Estate Purchase Agreement - Property situated in downtown Athens - between First American Bank and
               George P. Harper and Harold Buchanan -- Filed as
               Exhibit 10.18 to 12/31/92 Annual Report on Form 10-K.

10.19          Real Estate Purchase Agreement - Property situated in Madison,
               Alabama - between First American Bank and and Lowe Family, LLC -
               Filed as Exhibit 10.19 to 12/31/94 Annual Report on Form 10-K.

10.20 First American Bancorp 1994 Stock Option Plan approved by the shareholders of the Company April 25, 1995 and Form of the Stock
               Option Agreement - Filed as Exhbit 10.20 to 12/31/95 Annual Report on Form 10-K.

10.21          First American Bancorp Non-Employee Director Stock Plan approved by the shareholders of the Company April 25, 1995 - Filed as Exhibit
               10.21 to 12/31/96 Annual Report on Form 10-K.

10.22          Previous Independent Accountants Letter to the SEC

13             1996 Annual Report to Shareholders

21.0           Subsidiaries of The Registrant

22.0           1997 Annual Meeting Notice and Proxy Statement - to be filed
               April 9, 1997

23.0           1997 Annual Meeting Notice and Proxy Statement - to be filed
               April 9, 1997
24.0           Consent of Coopers and Lybrand

25.0           Consent of Dudley, Hopton-Jones, Sims and Freeman PLLP