Form 10-Q
period 1997-03-31
FIRST AMERICAN BANCORP /AL/
filed 1997-05-15
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997
                          Commission File No.: 0-17703

                                   ----------

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

                           251 Johnston Street, S.E.
                             Decatur, Alabama 35601
                             ----------------------
                    (Address of principal executive offices)

                                 (205) 340-7000
                             ----------------------
                         (Registrant's telephone number)


                                   ----------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes   X     No
                                    -------     --------

            Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.

              Class                           Outstanding at March 31, 1997
              -----                           -----------------------------
Common Stock, $.01 Par Value                            2,302,168

First American Bancorp and Subsidiary

                                   Form 10-Q

                                     Index

Part I        Financial Information                                     Page No.
--------------------------------------------------------------------------------
Item 1        Consolidated Statements of Condition as of
              March 31, 1997, and December 31, 1996                         3

              Consolidated Statements of Income for the
              Three Month Periods Ended March 31, 1997
              and March 31, 1996                                            4

              Consolidated Statements of Cash Flows for
              the Three Month Periods Ended March 31, 1997
              and March 31, 1996                                            5

              Notes to Consolidated Financial Statements                    6

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7


Part II       Other Information
-----------------------------------------------------

Item 1        Legal Proceedings                                             9

Item 2        Changes in Securities                                         9

Item 3        Defaults upon Senior Securities                               9

Item 4        Submission of Matters to a Vote of Security Holders           9

Item 5        Other Information                                            10

Item 6        Exhibits and Reports on Form 8-K                             11

              Signatures                                                   11

First American Bancorp and Subsidiary
Consolidated Statements of Condition
As of March 31, 1997, and December 31, 1996

                                                                    March 31,             December 31,
                                                                      1997                   1996
                                                               -----------------------------------------
ASSETS
Cash and due from banks                                          $ 11,170,409           $  8,270,560
Interest bearing deposits in other                                     74,632                 49,270
    banks
Federal funds sold                                                  3,725,000
U.S. Treasury securities and
    obligations of other U.S.                                       6,533,057              6,845,355
    Government agencies and corporations
Obligations of states and political                                10,665,347             10,536,228
    subdivisions
Mortgage backed securities                                         10,179,748             10,241,965
Other securities                                                    1,624,575              1,624,512
                                                               -----------------------------------------
    Total securities available for sale                            29,002,727             29,248,060
Mortgage loans held for sale, net of                                  923,342                866,700
    discount
 Loans, net of unearned income                                    174,584,682            172,973,942
Less : Allowance for loan losses                                   (1,747,039)            (1,688,940)
                                                               -----------------------------------------
    Net loans                                                     172,837,643            171,285,002
Premises and equipment, net                                         7,823,780              7,832,296
Other real estate                                                     105,693                 80,199
Accrued interest receivable                                         1,436,753              1,383,178
Deferred Tax Benefit                                                  821,479                759,300
Other assets                                                        2,687,690              3,243,142
                                                               -----------------------------------------
TOTAL ASSETS                                                     $230,609,148           $223,017,707
                                                               =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand                                       $ 24,905,561           $ 22,043,303
Interest-bearing demand                                            66,040,009             66,050,592
Certificates of Deposit $100,000 and                               28,423,461             25,525,456
over
Other time and savings                                             72,610,032             69,803,186
                                                               -----------------------------------------
Total deposits                                                    191,979,063            183,422,537
Federal funds purchased                                                                    1,325,000
Current portion long term debt                                      1,000,000              1,105,000
Long term debt                                                     12,500,000             12,500,000
Capital lease obligation                                              132,561                138,900
Accrued expenses and other liabilities                              1,778,177              1,843,908
                                                               -----------------------------------------
Total Liabilities                                                 207,389,801            200,335,345

Shareholders' equity:
  Preferred stock, par value $.01 per share Authorized -
  400,000 shares; none issued
Common stock, par value $.01 per share
Authorized - 10,000,000 shares at March 31, 1997 and
March 31, 1996 and December 31, 1996; issued and
outstanding  2,302,168 shares, 2,048,031 shares and                    23,022                 22,639
2,263,884 shares, respectively
  Additional paid in capital                                       15,326,562             15,166,195
  Retained earnings                                                 8,346,554              7,836,899
Unrealized loss on securities,
available for sale, net of deferred tax benefit                      (476,791)              (343,371)
                                                               -----------------------------------------
   Total Shareholders' Equity                                      23,219,347             22,682,362
                                                               -----------------------------------------
Total Liabilities and Shareholders' Equity                       $230,609,148           $223,017,707
                                                               =========================================

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods ended March  31, 1997, and March 31, 1996


                                                                                Three Months Ended March 31,
                                                                                    1997              1996
Revenue from earning assets:
Interest and fees on loans                                                       $4,413,361        $3,286,384
Interest on investment securities:
Taxable                                                                             291,576           444,054
Exempt from Federal income tax                                                      133,877           140,273
Interest on Federal funds sold and interest-bearing deposits in other banks           3,996            25,233
                                                                            ----------------------------------
Total interest income                                                             4,842,810         3,895,944

Interest expense:
Interest on deposits                                                              1,853,263         1,841,470
Interest on long term debt and Federal funds purchased                              211,488             9,603
Interest on obligations under Capitalized leases                                      2,736             3,222
                                                                            ----------------------------------
Total interest expense                                                            2,067,487         1,854,295
                                                                            ----------------------------------
Net interest income                                                               2,775,323         2,041,649
Provision for loan losses                                                           460,639            44,928
                                                                            ----------------------------------
Net interest income after provision for loan losses                               2,314,684         1,996,721
                                                                            ----------------------------------

Noninterest revenues:
Service charges on deposits                                                         276,310           265,245
Other operating revenues                                                            154,058           135,596
Net securities gains (losses)                                                         6,532
                                                                            ----------------------------------
Total noninterest income                                                            436,900           400,841

Noninterest expenses:
Salaries and employee benefits                                                    1,095,809           941,512
Occupancy, furniture and equipment                                                  252,019           354,080
Other operating expenses                                                            640,171           428,768
                                                                            ----------------------------------
Total noninterest expenses                                                        1,987,999         1,724,360

Income before income taxes                                                          763,585           673,202
Provision for income taxes                                                          253,930           170,201
                                                                            ----------------------------------
Net income                                                                       $  509,655        $  503,001
                                                                            ==================================

Earnings Per Common Share                                                        $     0.18        $     0.18
Earnings per common share assuming dilution                                            0.17              0.17


See notes to consolidated financial statements.

First American Bancorp and Subsidiary
 Consolidated Statements of Cash Flows
For the three month periods ended March 31, 1997 and March  31, 1996

                                                                                        1996               1995
                                                                                        ----               ----
Cash flows from operating activities                                               $     1,499,203    $       599,365

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                    1,422,066          7,297,900
  Proceeds from the maturity of securities available for sale                              642,977            342,250
  Purchase of securities available for sale                                             (1,813,178)        (4,587,442)
  Net loans made to customers                                                           (2,231,240)        (8,822,187)
  Capital expenditures                                                                    (124,044)          (958,692)
  Proceeds from sale of other real estate                                                   29,240             33,767
                                                                                   ----------------------------------
Cash flows used by investing activities                                                 (2,074,179)        (6,694,404)

Cash flows from financing activities:
  Net increase in demand deposit accounts                                                2,851,675          3,639,390
  Net increase in certificates of deposit and other time and
         savings deposits                                                                5,704,851          9,556,750
  Net decrease in Federal funds purchased                                               (1,325,000)          (825,000)
  Payment of capital lease obligation                                                       (6,339)            (5,854)
  Repayment of long-term debt                                                             (105,000)
  Proceeds from issuance of common stock                                                   105,000             16,239
                                                                                   ----------------------------------
 Cash flows provided by financing activities                                             7,225,187         12,381,525

Net increase (decrease) in cash and cash equivalents                                     6,650,211          6,286,486
Cash and cash equivalents at beginning of period                                         8,319,830          9,557,841
                                                                                   ----------------------------------
Cash and cash equivalents at end of period                                         $    14,970,041    $    15,844,327
                                                                                   ==================================


See notes to consolidated financial statements.

                    First American Bancorp and Subsidiary

                  Notes to Consolidated Financial Statements

                           March  31, 1997 and 1996


Note 1 - Basis of Presentation

            The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation.

            The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 1996.

            The accounting policies followed by the Company are set forth in
Note 1 of the Company's financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1996.


Note 2 - Stock Split

            Earnings per weighted average number of shares outstanding in 1997 reflect a 25% stock split effected in the form of a stock dividend paid to shareholders of record on April 11, 1997. Earnings per weighted average number of shares outstanding in 1996 reflect a 10% stock split effected in the form of a stock dividend paid to shareholders on April 2, 1996 and a 25% stock split effected in the form of a stock dividend to shareholders on April 11, 1997.


Note 3 - Adoption of Statement of Financial Accounting Standards

            The Company will adopt Statement of Financial Accounting Standards
(SFAS) Number 128, Earnings Per Share, which establishes standards of computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

            This statement is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted.


Note 4 - Reconciliation of Earnings per common share and Earnings per common share assuming dilution

            For the Quarter Ended March 31, 1997

                                             Income        Shares     Per-Share
                                           (November)    (December)    Amount
                                           ----------    ----------   ---------
Income available to common stockholders     $509,655

Basic EPS                                    509,655     2,854,152     $0.18
                                                                       =====
Effects of Dilutive Securities Options                      95,817
                                                         ---------
Dilutive EPS                                $509,655     2,949,969     $0.17
                                            ========     =========     =====



            For the Quarter Ended March 31, 1996


                                             Income        Shares     Per-Share
                                           (November)    (December)    Amount
                                           ----------    ----------   ---------
Income available to common stockholders     $503,001

Basic EPS                                    503,001     2,815,101     $0.18
                                                                       =====
Effects of Dilutive Securities Options                      79,068
                                                         ---------
Dilutive EPS                                $503,001     2,894,169     $0.17
                                            ========     =========     =====


                ITEMS 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the first quarter of 1997.

            The Company reported earnings of $510,000 during the first quarter of 1997 compared with $503,000 during the first quarter of 1996 which is a 1.3% increase from 1996 to 1997. Net income per share during the first quarter of 1997 and 1996, was $0.18, respectively. The earnings per share in 1996 have been restated to reflect a 25% stock split effected in the form of a stock dividend paid in 1997.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY

            Total assets increased 14.9% to $230.6 million at March 31, 1997 from $200.8 million at March 31, 1996, and 3.4% from $223.0 million at December 31, 1996. This increase was a result of the 2.5% increase in earning assets which included increases in federal funds sold , loans, net of unearned income, and mortgage loans held for sale.

            Securities available for sale decreased to $29.0 million at March 31, 1997 from $38.8 million at March 31, 1996, a 25.3% decrease. The decrease in the portfolio was primarily to fund the Company's loan growth and the departure of higher cost public deposits as discussed below.

            At March 31, 1997, the Bank holds the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Bank periodically evaluates these securities to determine the effect that various interest rate changes have on the market value of these securities. The Bank understands that changing interest rates impact the market value of the security and its average life. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Bank's earnings and capital resulting from rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Bank holds no securities whose ultimate principal redemption would be less than par.

            Loans, net of unearned income, grew to $174.6 million at March 31, 1997 from $135.8 million at March 31, 1996, or 28.6% as a result of strong loan demand in 1996. During the first quarter of 1997 loans, net of unearned income, increased to $174.6 million from $173.0 million at December 31, 1996, a 0.93% increase.

            Reserve for loan losses increased 13.3% to $1.7 million at March 31, 1997 from $1.5 million at March 31, 1996. Loan loss reserve as a percent of loans, net of unearned income was 1.00% at March 31, 1997, compared to 1.07% at March 31, 1996 and 0.98% at December 31, 1996. Management believes the loan loss reserve is adequate given the Bank's loan portfolio and historical low loan loss ratio.

            Bank premises and equipment decreased to $7.8 million at March 31, 1997 from $8.0 million at March 31, 1996 primarily as a result of depreciation expense during 1996. Bank premises and equipment decreased 0.1% from December 31, 1996.

            Total deposits at March 31, 1997 were $192.0 million compared with $178.6 million a year earlier, reflecting a 7.5% increase. Total deposits increased 4.7% from $183.4 million at December 31, 1996. Interest bearing demand deposits decreased $5.4 million from March 31, 1996 due to the planned departure of competitively bid public funds bearing a high interest rate. The departure of these higher cost public funds has contributed to the improvement in the banks net interest margin. The decrease in interest bearing demand deposits from March 31, 1996 to March 31, 1997 was offset by increases of $5.0 million in noninterest bearing demand deposits, $5.7 million in certificates of deposits greater than $100,000 and $8.0 million in other time deposits during the same period due to increased efforts to raise deposits. Noninterest bearing demand deposits increased 13.0% to $24.9 million at March 31, 1997 compared to $22.0 million at December 31, 1996 while certificates of deposit greater than $100,000 increased 11.4% to $28.4 million from $25.5 million over the same period. At March 31, 1997, the Company had $12.5 million in borrowings from the Federal Home Loan Bank (FHLB) compared with no such borrowings at March 31, 1996. The $12.5 million FHLB debt has an interest rate of one month LIBOR (London interbank offered rate) minus three basis points, 5.6575 % at March 31, 1997, and matures June 5, 1998. The increase in Federal Funds purchased and Federal Home Loan Bank borrowings is due primarily to fund the Company's strong loan demand.

            Shareholders' equity increased to $23.2 million at March 31, 1997, a 12.6% increase from $20.6 million at March 31, 1996. Shareholders' equity increased 2.4% from $22.7 million at December 31, 1996. The increase from December 31, 1996 was due to the Company's net income of $0.5 million in the three months ended March 31, 1997. Partially offsetting the net income was the mark-to-market adjustment for specific securities designated as available for sale of $477,000 at March 31, 1997, an increase of $134,000 from $343,000 at
December 31, 1996. The mark-to-market adjustment decreased $112,000 from
March 31, 1996.

            At March 31, 1997, the equity capital to asset ratio was 10.1%. At March 31, 1996, this ratio was 10.2%; and at December 31, 1996, it was 10.2%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:

                                                             Minimum Regulatory
                                     At March 31, 1997          Requirements
                                    -------------------     --------------------
Risk-based capital:
   Tier I capital ratio                    12.63%                  4.00%
   Total capital ratio                     13.58%                  8.00%
   Leverage Ratio                          10.45%               3.00 to 5.00%


ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND CAPITAL RESOURCES

            Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

RESULTS OF OPERATIONS

            During the first quarter of 1997 earnings were $510,000, compared with first quarter earnings during 1996 of $503,000, a 1.3% increase, which resulted primarily from an improved interest margin offset by increased noninterest expenses and provision for loan losses.

            For the three month period ending March 31, 1997 gross interest margin improved $0.8 million or 36.0% to $2.8 million compared to $2.0 million at March 31, 1996. When compared with the three month period ended March 31, 1996, the changes in the volume and mix of earning assets and interest-bearing liabilities as well as the current rate environment helped improve the gross interest margin during the first quarter of 1997.

            Interest and fees on loans increased $1,127,000 or 34.3%, due to growth in loan volume during the second, third and fourth quarters of 1996 and the first quarter of 1997. Interest on investment securities decreased 27.2% or $159,000 due to the decrease in the investment portfolio to fund the Company's loan growth and to fund the planned departure of higher cost public funds.

            Interest expense on deposits increased only $12,000 at March 31, 1997 compared to March 31, 1996 although interest bearing deposits (interest bearing demand deposits, certificates of deposit, etc.) increased $8.4 million during the same period. The small increase in deposit interest expense was due to $12.5 million in borrowing from the Federal Home Loan Bank (FHLB) during 1996 and the departure of higher cost public funds during the second quarter of 1996. The slight increase in deposit interest expense was offset by an increase of interest expense on other borrowed money of $210,000 when comparing March 31, 1997 to March 31, 1996. This increase was a result of the $12.5 million borrowed from the FHLB.

            The provision for loan losses increased by $416,000 during the first quarter of 1997 when compared with the first quarter of 1996. The increase in provision was due to the charge-off of loans during the first quarter of 1997 most of which were identified as impaired December 31, 1996. With the ratio of the reserve for loan losses to loans net of unearned income at March 31, 1997 of 1.00%, management believes that this allocation to loan loss reserve provides an adequate reserve for, the risk in the current loan portfolio.

            Total noninterest revenues during the first quarter of 1997 increased $36,000, or 9.0% primarily as a result of increased service charges on deposit accounts.

            Total noninterest expenses during the first quarter of 1997 increased $264,000, or 15.3% due to increases in salaries and employee benefits, other operating expenses, and occupancy, furniture and equipment expenses.

            Income before income taxes increased 13.4% or $90,000 primarily due to improved gross interest margin. Income tax expense for the first quarter of 1997 compared to 1996 increased $83,000, or 49.2% as a result of increased before tax income and decreased tax exempt interest income from the investment portfolio.


                                    PART II


ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of First American Bancorp was held April 29, 1997 for the purpose of electing a Board of Directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                   Shares Voted       Shares
                            Shares Voted "FOR"      "AGAINST"       "ABSTAINING"  Shares Not Voted
Dan M. David                     1,439,895                             1,463          860,031
Lynn C. Fowler                   1,439,394              501            1,463          860,031
Leonard W. Gossett, Jr.          1,439,895                             1,463          860,031
A. Allen Hamilton                1,439,394              501            1,463          860,031
Robert H. Harris                 1,439,895                             1,463          860,031
James E. Hurst                   1,439,895                             1,463          860,031
Jon H. Moores                    1,439,895                             1,463          860,031
C. Lloyd Nix                     1,439,895                             1,463          860,031
R.W. Orr, Jr.                    1,439,895                             1,463          860,031
William E. Sexton                1,439,895                             1,463          860,031
Barrett C. Shelton, Jr.          1,439,394              501            1,463          860,031
Jimmy D. Smith                   1,439,895                             1,463          860,031

            The proposal to include the Company's common stock as an investment option in the Company's 401(k) plan was approved by the following vote:

         Shares Voted "FOR"     Shares Voted "AGAINST"      Shares "ABSTAINING"        Shares Not Voted
             1,423,604                  11,626                     6,128                   860,031

         The proposal to appoint the Trust Company of Sterne, Agee and Leach, Inc. as the Trustee for the Company's 401(k) plan was approved by the following vote:

         Shares Voted "FOR"     Shares Voted "AGAINST"       Shares "ABSTAINING"       Shares Not Voted
             1,428,508                  7,000                       5,850                  860,031


            The proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year ending December 31, 1997 was approved by the following vote:

         Shares Voted "FOR"     Shares Voted "AGAINST"       Shares "ABSTAINING"       Shares Not Voted
             1,437,483                    0                         3,875                  860,031


                           ITEM 5 - OTHER INFORMATION


            On March 29, 1997, the Company's Board of Directors approved a 5-for-4 stock split effected in the form of a stock dividend to shareholders of record as of April 11, 1997 payable on or before May 9, 1997.

                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            None.



                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     First American Bancorp




Date:   May 14, 1997                 by /s/ Dan M. David
                                        ------------------------------------
                                           Dan M. David
                                           Chairman and Chief Executive Officer

Date:   May 14, 1997                 by /s/ Alfred E. Cheatham, Jr.
                                        ------------------------------------
                                           Alfred E. Cheatham, Jr.
                                           Vice President and
                                           Chief Financial Officer