Form 10-Q/A
period 1997-03-31
FIRST AMERICAN BANCORP /AL/
filed 1997-05-16
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-Q/A

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


Note 4 - Reconciliation of Earnings per common share and Earnings per common share assuming dilution

            For the Quarter Ended March 31, 1997

                                             Income        Shares     Per-Share
                                           (Numerator) (Denominator)    Amount
                                           ----------   -----------   ---------
Income available to common stockholders     $509,655

Basic EPS                                    509,655     2,854,152     $0.18
                                                                       =====
Effects of Dilutive Securities Options                      95,817
                                                         ---------
Dilutive EPS                                $509,655     2,949,969     $0.17
                                            ========     =========     =====



            For the Quarter Ended March 31, 1996


                                             Income        Shares     Per-Share
                                           (Numerator) (Denominator)    Amount
                                           ----------   -----------   ---------
Income available to common stockholders     $503,001

Basic EPS                                    503,001     2,815,101     $0.18
                                                                       =====
Effects of Dilutive Securities Options                      79,068
                                                         ---------
Dilutive EPS                                $503,001     2,894,169     $0.17
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