Form 10-Q
period 1997-06-30
FIRST AMERICAN BANCORP /AL/
filed 1997-08-14
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 -------------

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997
                          Commission File No.: 0-17703

                                 -------------

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

                                 -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes  X   No
                                      ---     ---

         Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.

          Class                                   Outstanding at June 30, 1997
          -----                                   ----------------------------
Common Stock, $.01 Par Value                                2,878,334

First American Bancorp and Subsidiary

                                   Form 10-Q

                                     Index

Part I                     Financial Information                                     Page No.
---------------------------------------------------------------------------------------------
Item 1                     Consolidated Statements of Condition as of
                           June 30, 1997, June 30, 1996, and
                           December 31, 1996                                            3

                           Consolidated Statements of Income for the
                           Three Month and Six Month Periods Ended
                           June 30, 1997 and June 30, 1996                              5

                           Consolidated Statements of Cash Flows for
                           the Six Month Periods Ended June 30, 1997
                           and June 30, 1996                                            6

                           Notes to Consolidated Financial Statements                   7

Item 2                     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                8


Part II                    Other Information

Item 1                     Legal Proceedings                                            10

Item 2                     Changes in Securities                                        10

Item 3                     Defaults upon Senior Securities                              10

Item 4                     Submission of Matters to a Vote of Security Holders          10

Item 5                     Other Information                                            10

Item 6                     Exhibits and Reports on Form 8-K                             11

                           Signatures                                                   11

First American Bancorp and Subsidiary
Consolidated Statements of Condition
As of June 30, 1997, and 1996 and December 31, 1996

                                                  Unaudited
                                       -------------------------------
                                          June 30,         June 30,       December 31,
                                            1997             1996             1996
                                       -----------------------------------------------
ASSETS
Cash and due from banks                $  10,342,421    $   9,066,717    $   8,270,560
Earning assets:
Interest bearing deposits in
  other banks                                  6,765          109,641           49,270
Federal funds sold                           775,000
U.S. Treasury securities and
  obligations of other
  U.S. Government agencies
  and corporations                         6,626,047        9,970,725        6,845,355
Obligations of states and
  political subdivisions                  11,561,756       11,064,715       10,536,228
Mortgage backed securities                10,097,075       12,573,193       10,241,965
Other securities                           1,624,576        1,613,975        1,624,512
                                       -----------------------------------------------
    Total securities
      available for sale                  29,909,454       35,222,608       29,248,060
Mortgage loans held for
  sale, net of discount                    1,402,050          946,330          866,700
Loans, net of unearned
  income                                 178,673,691      156,990,715      172,973,942
Less: Allowance for loan
      losses                              (1,791,068)      (1,504,005)      (1,688,940)
                                       -----------------------------------------------
    Net loans                            176,882,623      155,486,710      171,285,002
Premises and equipment, net                7,784,223        8,037,976        7,832,296
Other real estate                            289,630                            80,199
Accrued interest receivable                1,492,300        1,349,495        1,383,178
Deferred Tax Benefit                         577,877        1,043,419          759,300
Other assets                               3,156,422          957,139        3,243,142
                                       -----------------------------------------------
TOTAL ASSETS                           $ 232,618,765    $ 212,220,035    $ 223,017,707
                                       ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand             $  25,779,511    $  19,956,731    $  22,043,303
Interest-bearing demand                   61,596,972       64,680,299       66,050,592
Certificates of Deposit
  $100,000 and over                       30,080,997       22,247,014       25,525,456
Other time and savings                    73,148,417       64,612,501       69,803,186
                                       -----------------------------------------------
Total deposits                           190,605,897      171,496,545      183,422,537
Federal funds purchased                    2,775,000        6,000,000        1,325,000
Current portion long term
  debt                                    13,500,000           51,133        1,105,000
Long term debt                                             12,605,000       12,500,000
Capital lease obligation                     126,094          151,205          138,900
Accrued expenses and other
  liabilities                              1,574,139          968,022        1,843,908
                                       -----------------------------------------------
Total Liabilities                        208,581,130      191,271,905      200,335,345

Shareholders' equity:
  Preferred stock, par value
    $.01 per share Authorized -
    400,000 shares; none
    issued
Common stock, par value $.01
per share Authorized - 10,000,000
shares at June 30, 1997 and
June 30, 1996 and December
31, 1996; issued and
outstanding 2,878,334
shares, 2,253,396 shares and
2,263,884 shares, respectively                28,780           20,488           22,639
  Additional paid in capital              15,326,049       10,758,431       15,166,195
  Retained earnings                        8,963,790       10,792,898        7,836,899
Unrealized loss on
  securities, available for
  sale, net of tax                          (280,984)        (623,687)        (343,371)
                                       -----------------------------------------------
   Total Shareholders' Equity             24,037,635       20,948,130       22,682,362
                                       -----------------------------------------------
Total Liabilities and
  Shareholders' Equity                 $ 232,618,765    $ 212,220,035    $ 223,017,707
                                       ===============================================

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods and the six month periods ended June 30, 1997, and June 30, 1996

                                              Three Months Ended June 30,   Six Months Ended June 30,
                                                  1997          1996            1997         1996
Revenue from earning assets:
Interest and fees on
  loans                                       $ 4,589,322   $ 3,872,441    $ 9,002,683   $ 7,158,825
Interest on investment securities:
Taxable                                           278,146       413,971        569,722       858,025
Exempt from Federal income tax                    137,381       148,424        271,258       288,697
Interest on Federal funds sold and
  interest-bearing deposits in other
  banks                                            17,128        12,655         21,124        37,888
                                              ------------------------------------------------------
Total interest income                           5,021,977     4,447,491      9,864,787     8,343,435

Interest expense:
Interest on deposits                            1,906,766     1,822,441      3,760,029     3,663,911
Interest on long term debt and
  Federal funds purchased                         210,022        65,216        421,510        74,819
Interest on obligations under
  Capitalized leases                                2,609         3,104          5,345         6,326
                                              ------------------------------------------------------
Total interest expense                          2,119,397     1,890,761      4,186,884     3,745,056
Provision for loan losses                         331,418       181,285        792,057       226,213
                                              ------------------------------------------------------
Net interest income                             2,571,162     2,375,445      4,885,846     4,372,166
                                              ------------------------------------------------------

Noninterest revenues:
Service charges on deposits                       298,889       264,506        575,199       529,751
Other operating revenues                          164,766       157,110        318,824       292,706
Net securities gains (losses)                       1,362       (13,752)         7,894       (13,752)
                                              ------------------------------------------------------
Total noninterest revenues                        465,017       407,864        901,917       808,705

Noninterest expenses:
Salaries and employee benefits                  1,134,555     1,025,260      2,230,364     1,966,772
Occupancy, furniture and equipment                300,685       346,727        552,704       700,807
Other operating expenses                          756,133       472,058      1,396,304       900,826
                                              ------------------------------------------------------
Total noninterest expenses                      2,191,373     1,844,045      4,179,372     3,568,405

Income before income taxes                        844,806       939,264      1,608,391     1,612,466
Provision for income taxes                        225,050       327,638        478,980       497,839
                                              ------------------------------------------------------
Net income                                    $   619,756   $   611,626    $ 1,129,411   $ 1,114,627
                                              ======================================================

Earnings per Common Share                     $      0.22   $      0.22    $      0.39   $      0.40
Earnings per Common Share assuming dilution   $      0.21   $      0.21    $      0.38   $      0.39

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the six month periods ended June 30, 1997 and June 30, 1996

                                                  1997            1996
                                                  ----            ----
Net cash provided by operating
activities                                   $  1,659,431    $    775,965

Cash flows from investing activities:
  Proceeds from sale of securities
    available for sale                          2,250,116       9,126,083
  Proceeds from the maturity of
    securities available for sale                 642,977       3,182,001
  Purchase of securities available for
    sale                                       (3,484,206)     (5,836,213)
  Net loans made to customers                  (6,803,245)    (30,455,613)
  Capital expenditures                           (230,111)     (1,073,132)
  Proceeds from sale of bank premises
    and equipment                                     932
  Proceeds from sale of other real
    estate                                         46,240          33,767
                                             ----------------------------
Cash flows used by investing activities        (7,577,297)    (25,023,107)

Cash flows from financing activities:
  Net (decrease) in demand deposit accounts      (717,412)     (3,007,066)
  Net increase in certificates of deposit
    and other time and savings deposits         7,900,772       9,140,893
  Net increase in Federal funds purchased       1,450,000       5,175,000
  Payment of capital lease obligation             (12,806)        (11,825)
  Proceeds from issuance of debt                               12,551,133
  Proceeds from issuance of common
    stock                                         105,000          20,850
Distribution for fractional shares                 (3,332)         (3,326)
                                             ----------------------------
  Cash flows provided by financing
    activities                                  8,722,222      23,865,659

Net increase (decrease) in cash and
    cash equivalents                            2,804,356        (381,483)
Cash and cash equivalents at beginning
    of period                                   8,319,830       9,557,841
                                             ----------------------------
Cash and cash equivalents at end of
    period                                   $ 11,124,186    $  9,176,358
                                             ============================


See notes to consolidated financial statements.

                     First American Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996


Note 1 - Basis of Presentation

         The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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



Note 2 - Stock Split

         Earnings per weighted average number of shares outstanding in 1997 reflect a 5 for 4 stock split effected in the form of a stock dividend paid to shareholders of record on April 11, 1997. Earnings per weighted average number of shares outstanding in 1996 reflect an 11 for 10 stock split effected in the form of a stock dividend paid to shareholders on April 2, 1996 and a 5 for 4 stock split effected in the form of a stock dividend to shareholders on April 11, 1997.

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

Note 4 - Reconciliation of Earnings per common share and Earnings per common share assuming dilution

         For the six months ended June 30, 1997

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $1,129,411
Basic EPS                          1,129,411           2,866,125              $0.39
                                                                              =====
Effects of Dilutive
  Securities Options                                      98,541
                                                       ---------
Dilutive EPS                      $1,129,411           2,964,666              $0.38
                                  =================================================

         For the quarter ended June 30, 1997

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $  619 756
Basic EPS                            619,756           2,877,966              $0.22
                                                                              =====
Effects of Dilutive
  Securities Options                                     101,234
                                                       ---------
Dilutive EPS                      $  619,756           2,979,200              $0.21
                                  =================================================

         For the six months ended June 30, 1996

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $1,114,627
Basic EPS                          1,114,627           2,815,608              $0.40
                                                                              =====
Effects of Dilutive
  Securities Options                                      79,068
                                                       ---------
Dilutive EPS                      $1,114,627           2,894,676              $0.39
                                  =================================================

         For the quarter ended June 30, 1996

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $  611,626
Basic EPS                            611,626           2,816,114              $0.22
                                                                              =====
Effects of Dilutive
  Securities Options                                      79,068
                                                       ---------
Dilutive EPS                      $  611,626           2,895,182              $0.21
                                  =================================================

Note 5 - Subsequent Event

         On July 24, 1997, the Company entered into a definitive agreement to merge with Alabama National BanCorporation. The merger is subject to the completion of due diligence and the receipt of the necessary regulatory approvals.


                ITEMS 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the second quarter of 1997.

         The Company reported earnings of $620,000 during the second quarter of 1997 compared with $612,000 during the second quarter of 1996 which is a 1.3% increase from 1996 to 1997. Net income per share during both the second quarter of 1997 and 1996 was $0.22, respectively. The earnings per share in 1996 have been restated to reflect a 5 for 4 stock split effected in the form of a stock dividend paid in 1997.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY

         Total assets increased 9.6% to $232.6 million at June 30, 1997 from $212.2 million at June 30, 1996, and 4.3% from $223.0 million at December 31, 1996. This increase was a result of the 3.7% increase in earning assets which included increases in federal funds sold, loans, net of unearned income, and mortgage loans held for sale.

         Securities available for sale decreased to $29.9 million at June 30, 1997 from $35.2 million at June 30, 1996, a 15.1% decrease. The decrease in the portfolio was primarily to fund the Company's loan growth and the departure of higher cost public deposits as discussed below.

         At June 30, 1997, the Bank held the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Bank periodically evaluates these securities to determine the effect that various interest rate changes have on the market value of these securities. The Bank understands that changing interest rates impact the market value of the security and its average life. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Bank's earnings and capital resulting from rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Bank holds no securities whose ultimate principal redemption would be less than par.

         Loans, net of unearned income, grew to $178.7 million at June 30, 1997 from $157.0 million at June 30, 1996, or 13.8%, as a result of strong loan demand in 1996. During the second quarter of 1997, loans, net of unearned income, increased to $178.7 million from $173.0 million at December 31, 1996, a 3.3% increase.

         Reserve for loan losses increased 19.1% to $1.8 million at June 30, 1997 from $1.5 million at June 30, 1996. Loan loss reserve as a percent of loans, net of unearned income was 1.00% at June 30, 1997, compared to 0.96% at June 30, 1996 and 0.98% at December 31, 1996. Management believes the loan loss reserve is adequate at this time, given the Bank's low historical loan loss ratio.

         Bank premises and equipment decreased to $7.8 million at June 30, 1997 from $8.0 million at June 30, 1996, primarily as a result of depreciation expense during 1996. Bank premises and equipment decreased 0.6% from December 31, 1996.

         Total deposits at June 30, 1997 were $190.6 million compared with $171.5 million a year earlier, reflecting a 11.1% increase. Total deposits increased 3.9% from $183.4 million at December 31, 1996. Interest bearing demand deposits decreased $3.1 million from June 30, 1996 due to the planned departure of competitively bid public funds bearing a high interest rate. The departure of these higher cost public funds has contributed to the improvement in the banks net interest margin. The decrease in interest bearing demand deposits from June 30, 1996 to June 30, 1997 was offset by increases of $5.8 million in noninterest bearing demand deposits, $7.8 million in certificates of deposits greater than $100,000 and $8.5 million in other time deposits during the same period due to increased efforts to raise deposits. Noninterest bearing demand deposits increased 17.3% to $25.8 million at June 30, 1997 compared to $22.0 million at December 31, 1996, while certificates of deposit greater than $100,000 increased 18.0% to $30.1 million from $25.5 million over the same period. At June 30, 1997, the Company had $12.5 million in borrowings from the Federal Home Loan Bank (FHLB). The $12.5 million FHLB debt has an interest rate of one month LIBOR (London interbank offered rate) minus three basis points, equating to 5.419% at June 30, 1997, and matures June 5, 1998.

         Shareholders' equity increased to $24.0 million at June 30, 1997, an 14.8% increase from $20.9 million at June 30, 1996. Shareholders' equity increased 6.0% from $22.7 million at December 31, 1996. The increase from December 31, 1996 was due to the Company's net income of $1.1 million in the six months ended June 30, 1997. Also contributing to the increase in shareholders' equity was the mark-to-market adjustment for specific securities designated as available for sale of $281,000 at June 30, 1997, a decrease of $62,000 from $343,000 at December 31, 1996. The mark-to-market adjustment decreased $343,000 from June 30, 1996.

         At June 30, 1997, the equity capital to asset ratio was 10.3%. At June 30, 1996, this ratio was 9.9%; and at December 31, 1996, it was 10.2%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:

                                                                                  Minimum Regulatory
                                                 At June 30, 1997                    Requirements
                                                 ----------------                 ------------------
Risk-based capital:
   Tier I capital ratio                               12.94%                             4.00%
   Total capital ratio                                13.92%                             8.00%
   Leverage Ratio                                      9.57%                         3.00 to 5.00%


ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND CAPITAL RESOURCES

         Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

RESULTS OF OPERATIONS

         During the second quarter of 1997, earnings were $620,000, compared with second quarter earnings during 1996 of $612,000, a 1.3% increase, which resulted primarily from an improved interest margin offset by increased noninterest expenses and provision for loan losses.

         For the three month period ending June 30, 1997 gross interest margin improved $346,000, or 13.5%, to $2,903,000, compared to $2,557,000 at June 30,
1996. When compared with the three month period ended June 30, 1996, the changes in the volume and mix of earning assets and interest-bearing liabilities as well as the current rate environment helped improve the gross interest margin during the second quarter of 1997.

         Interest and fees on loans increased $717,000, or 18.5%, due to growth in loan volume during the second quarter. Interest on investment securities decreased 26.1%, or $147,000, due to the decrease in the investment portfolio to fund the Company's loan growth and to fund the planned departure of higher cost public funds.

         Interest expense on deposits increased only $84,000, or 4.6%, at June 30, 1997, compared to June 30, 1996, although interest bearing deposits (interest bearing demand deposits, certificates of deposit, etc.) increased $13.3 million during the same period. The small increase in deposit interest expense was due to $12.5 million in borrowing from the Federal Home Loan Bank
(FHLB) during 1996. The slight increase in deposit interest expense was offset by an increase of interest expense on other borrowed money of $145,000 when comparing June 30, 1997 to June 30, 1996. This increase was a result of the $12.5 million borrowed from the FHLB.

         The provision for loan losses increased by $150,000 during the second quarter of 1997 when compared with the second quarter of 1996. The provision for loan losses increased by $566,000 year to date at June 30, 1997 compared to June 30, 1996. The increase in provision was due to the charge off of loans which became impaired during the first quarter of 1997, most of which were identified as impaired at December 31, 1996. With the ratio of the reserve for loan losses to loans net of unearned income at June 30, 1997 of 1.00%, management believes that this allocation to loan loss reserve provides an adequate reserve for the risk in the current loan portfolio.

         Total noninterest revenues during the second quarter of 1997 increased $57,000, or 14.0%, primarily as a result of increased service charges on deposit accounts.

         Total noninterest expenses during the second quarter of 1997 increased $347,000, or 18.8%, due to increases in salaries and employee benefits, other operating expenses, and occupancy, furniture and equipment expenses.

         Income before income taxes decreased $94,000, primarily due to increased noninterest expenses and provision for loan losses. Income tax expense for the second quarter of 1997 compared to 1996 decreased $103,000, or 31.3% ,as a result of decreased before tax income and increased tax-planning investments by the company.


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

                                         First American Bancorp




Date:   August 13, 1997                  by /s/ Dan M. David
                                            ------------------------------------
                                            Dan M. David
                                            Chairman and Chief Executive Officer

Date:   August 13, 1997                  by /s/ Alfred E. Cheatham, Jr.
                                            ------------------------------------
                                            Alfred E. Cheatham, Jr.
                                            Vice President and
                                            Chief Financial Officer