Form 10-Q/A
period 1997-06-30
FIRST AMERICAN BANCORP /AL/
filed 1997-09-19
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 -------------

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

                                 Form 10-Q/A

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

First American Bancorp and Subsidiary
Consolidated Statements of Condition
As of June 30, 1997, and 1996 and December 31, 1996

                                                  Unaudited
                                       -------------------------------
                                          June 30,         June 30,       December 31,
                                            1997             1996             1996
                                       -----------------------------------------------
ASSETS
Cash and due from banks                $  10,342,421    $   9,066,717    $   8,270,560
Earning assets:
Interest bearing deposits in
  other banks                                  6,765          109,641           49,270
Federal funds sold                           775,000
U.S. Treasury securities and
  obligations of other
  U.S. Government agencies
  and corporations                         6,626,047        9,970,725        6,845,355
Obligations of states and
  political subdivisions                  11,561,756       11,064,715       10,536,228
Mortgage backed securities                10,097,075       12,573,193       10,241,965
Other securities                           1,624,576        1,613,975        1,624,512
                                       -----------------------------------------------
    Total securities
      available for sale                  29,909,454       35,222,608       29,248,060
Mortgage loans held for
  sale, net of discount                    1,402,050          946,330          866,700
Loans, net of unearned
  income                                 178,673,691      156,990,715      172,973,942
Less: Allowance for loan
      losses                              (2,651,068)      (1,504,005)      (1,688,940)
                                       -----------------------------------------------
    Net loans                            176,022,623      155,486,710      171,285,002
Premises and equipment, net                7,784,223        8,037,976        7,832,296
Other real estate                            289,630                            80,199
Accrued interest receivable                1,492,300        1,349,495        1,383,178
Deferred Tax Benefit                         921,877        1,043,419          759,300
Other assets                               3,156,422          957,139        3,243,142
                                       -----------------------------------------------
TOTAL ASSETS                           $ 232,102,765    $ 212,220,035    $ 223,017,707
                                       ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand             $  25,779,511    $  19,956,731    $  22,043,303
Interest-bearing demand                   61,596,972       64,680,299       66,050,592
Certificates of Deposit
  $100,000 and over                       30,080,997       22,247,014       25,525,456
Other time and savings                    73,148,417       64,612,501       69,803,186
                                       -----------------------------------------------
Total deposits                           190,605,897      171,496,545      183,422,537
Federal funds purchased                    2,775,000        6,000,000        1,325,000
Current portion long term
  debt                                    13,500,000           51,133        1,105,000
Long term debt                                             12,605,000       12,500,000
Capital lease obligation                     126,094          151,205          138,900
Accrued expenses and other
  liabilities                              1,574,139          968,022        1,843,908
                                       -----------------------------------------------
Total Liabilities                        208,581,130      191,271,905      200,335,345

Shareholders' equity:
  Preferred stock, par value
    $.01 per share Authorized -
    400,000 shares; none
    issued
Common stock, par value $.01
per share Authorized - 10,000,000
shares at June 30, 1997 and
June 30, 1996 and December
31, 1996; issued and
outstanding 2,878,334
shares, 2,253,396 shares and
2,263,884 shares, respectively                28,780           20,488           22,639
  Additional paid in capital              15,326,049       10,758,431       15,166,195
  Retained earnings                        8,447,790       10,792,898        7,836,899
Unrealized loss on
  securities, available for
  sale, net of tax                          (280,984)        (623,687)        (343,371)
                                       -----------------------------------------------
   Total Shareholders' Equity             23,521,635       20,948,130       22,682,362
                                       -----------------------------------------------
Total Liabilities and
  Shareholders' Equity                 $ 232,102,765    $ 212,220,035    $ 223,017,707
                                       ===============================================

See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods and the six month periods ended June 30, 1997, and June 30, 1996

                                              Three Months Ended June 30,   Six Months Ended June 30,
                                                  1997          1996            1997         1996
Revenue from earning assets:
Interest and fees on
  loans                                       $ 4,589,322   $ 3,872,441    $ 9,002,683   $ 7,158,825
Interest on investment securities:
Taxable                                           278,146       413,971        569,722       858,025
Exempt from Federal income tax                    137,381       148,424        271,258       288,697
Interest on Federal funds sold and
  interest-bearing deposits in other
  banks                                            17,128        12,655         21,124        37,888
                                              ------------------------------------------------------
Total interest income                           5,021,977     4,447,491      9,864,787     8,343,435

Interest expense:
Interest on deposits                            1,906,766     1,822,441      3,760,029     3,663,911
Interest on long term debt and
  Federal funds purchased                         210,022        65,216        421,510        74,819
Interest on obligations under
  Capitalized leases                                2,609         3,104          5,345         6,326
                                              ------------------------------------------------------
Total interest expense                          2,119,397     1,890,761      4,186,884     3,745,056
Provision for loan losses                       1,191,418       181,285      1,652,057       226,213
                                              ------------------------------------------------------
Net interest income                             1,711,162     2,375,445      4,025,846     4,372,166
                                              ------------------------------------------------------

Noninterest revenues:
Service charges on deposits                       298,889       264,506        575,199       529,751
Other operating revenues                          164,766       157,110        318,824       292,706
Net securities gains (losses)                       1,362       (13,752)         7,894       (13,752)
                                              ------------------------------------------------------
Total noninterest revenues                        465,017       407,864        901,917       808,705

Noninterest expenses:
Salaries and employee benefits                  1,134,555     1,025,260      2,230,364     1,966,772
Occupancy, furniture and equipment                300,685       346,727        552,704       700,807
Other operating expenses                          756,133       472,058      1,396,304       900,826
                                              ------------------------------------------------------
Total noninterest expenses                      2,191,373     1,844,045      4,179,372     3,568,405

Income (loss) before income taxes                 (15,194)      939,264        748,391     1,612,466
Provision (credit) for income taxes              (118,950)      327,638        134,980       497,839
                                              ------------------------------------------------------
Net income                                    $   103,756   $   611,626    $   613,411   $ 1,114,627
                                              ======================================================

Earnings per Common Share                     $      0.03   $      0.22    $      0.21   $      0.40
Earnings per Common Share assuming dilution   $      0.03   $      0.21    $      0.21   $      0.39

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

Note 4 - Reconciliation of Earnings per common share and Earnings per common share assuming dilution

         For the six months ended June 30, 1997

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $  613,411
Basic EPS                            613,411           2,866,125              $0.21
                                                                              =====
Effects of Dilutive
  Securities Options                                      98,541
                                                       ---------
Dilutive EPS                      $  613,411           2,964,666              $0.21
                                  =================================================

         For the quarter ended June 30, 1997

                                     Income               Shares             Per-Share
                                  (Numerator)          (Denominator)           Amount
Income available to common
  shareholders                    $  103 756
Basic EPS                            103,756           2,877,966              $0.04
                                                                              =====
Effects of Dilutive
  Securities Options                                     101,234
                                                       ---------
Dilutive EPS                      $  103,756           2,979,200              $0.03
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


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the second quarter of 1997.

         The Company reported earnings of $104,000 during the second quarter of 1997 compared with $612,000 during the second quarter of 1996 which is a 83.0% decrease from 1996 to 1997. Net income per share during the second quarter of 1997 was $0.04 and 1996 was $0.22, a decrease of 81.8%. The earnings per share in 1996 have been restated to reflect a 5 for 4 stock split effected in the form of a stock dividend paid in 1997.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY

         Total assets increased 9.4% to $232.1 million at June 30, 1997 from $212.2 million at June 30, 1996, and 4.1% from $223.0 million at December 31, 1996. This increase was a result of the 3.4% increase in earning assets which included increases in federal funds sold, loans, net of unearned income, and mortgage loans held for sale.

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

         Reserve for loan losses increased 76.3% to $2.7 million at June 30, 1997 from $1.5 million at June 30, 1996. Loan loss reserve as a percent of loans, net of unearned income was 1.48% at June 30, 1997, compared to 0.96% at June 30, 1996 and 0.98% at December 31, 1996. Management believes the loan loss reserve is adequate given the risk in the loan portfolio. See additional discussion under "Results of Operations".

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

         Shareholders' equity increased to $23.5 million at June 30, 1997, an 12.2% increase from $20.9 million at June 30, 1996. Shareholders' equity increased 3.7% from $22.7 million at December 31, 1996. The increase from December 31, 1996 was due to the Company's net income of $0.6 million in the six months ended June 30, 1997. Also contributing to the increase in shareholders' equity was the mark-to-market adjustment for specific securities designated as available for sale of $281,000 at June 30, 1997, a decrease of $62,000 from $343,000 at December 31, 1996. The mark-to-market adjustment decreased $343,000 from June 30, 1996.

         At June 30, 1997, the equity capital to asset ratio was 10.3%. At June 30, 1996, this ratio was 9.9%; and at December 31, 1996, it was 10.2%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:

                                                                                  Minimum Regulatory
                                                 At June 30, 1997                    Requirements
                                                 ----------------                 ------------------
Risk-based capital:
   Tier I capital ratio                               12.62%                             4.00%
   Total capital ratio                                13.87%                             8.00%
   Leverage Ratio                                      9.36%                         3.00 to 5.00%


ASSET AND LIABILITY MANAGEMENT, LIQUIDITY AND CAPITAL RESOURCES

         Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

RESULTS OF OPERATIONS

         During the second quarter of 1997, earnings were $104,000, compared with second quarter earnings during 1996 of $612,000, a decrease of 83.0%, which resulted primarily from the increased provision for loan losses offset by decreased tax expense.

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

         During 1997, the Company's loan loss experience has been greater than the Company's historical loss experience. For the six months ended June 30, 1997, the Company had gross loan charge-offs of $765,000 compared with $265,000 for the six months ended June 30, 1996, an increase of $500,000 or 188.7%. Management has aggressively charged-off potential problem loans during 1997. Due to the increased loss experience, management has re-evaluated the loan portfolio utilizing measurement criteria reflecting the increased 1997 charge-offs in an attempt to identify any future potential losses. As a result of management's evaluation, the Company has increased its allowance for loan losses to $2,651,000 at June 30, 1997, an increase of $860,000 from the previously reported June 30, 1997 balance. The allowance for loan losses of $2,651,000 is an increase of 76.3% from $1,504,000 at June 30, 1996 and an increase of 57.0% from $1,689,000 at December 31, 1996. With the ratio of the allowance for loan losses to loans, net of unearned income, at June 30, 1997 at 1.48%, management believes this allocation to loan loss reserve provides an adequate reserve for the risk in the current portfolio.

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

         Income before income taxes decreased $954,000, primarily due to increased noninterest expenses and provision for loan losses offset by a increased net interest margin. Income tax expense for the second quarter of 1997 compared to 1996 decreased $447,000, or 136.3%, as a result of the increased provision for loan losses, decreased before tax income and increased tax-planning investments by the company.


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

                                         First American Bancorp




Date:   September 10, 1997               by /s/ Dan M. David
                                            ------------------------------------
                                            Dan M. David
                                            Chairman and Chief Executive Officer

Date:   September 10, 1997               by /s/ Alfred E. Cheatham, Jr.
                                            ------------------------------------
                                            Alfred E. Cheatham, Jr.
                                            Vice President and
                                            Chief Financial Officer