Form 10-Q
period 1997-09-30
FIRST AMERICAN BANCORP /AL/
filed 1997-11-14
CIK 854631

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   ----------


                                   Form 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1997

                          Commission File No.: 0-17703

                                   ----------

                             First American Bancorp
                             ----------------------
             (Exact name of registrant as specified in its charter)



                 Alabama                             63-0879472
                 -------                             ----------
            (State of Alabama)         (I.R.S. Employer Identification No.)



                           251 Johnston Street, S.E.
                             Decatur, Alabama 35601
                             ----------------------
                    (Address of principal executive offices)



                                 (205) 340-7000
                                 --------------
                         (Registrant's telephone number)


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



                                 Yes X      No
                                    ----      -----

        Indicate the number of shares outstanding of the registrant's class of common stock, as of the last practicable date.



          Class                                Outstanding at September 30, 1997
          -----                                ---------------------------------
Common Stock, $.01 Par Value                               2,878,684

First American Bancorp and Subsidiary



                                   Form 10-Q



                                     Index



Part I           Financial Information                                     Page No.
------           ---------------------                                     --------




Item 1           Consolidated Statements of Condition as of
                 September 30, 1997, September 30, 1996, and
                 December 31, 1996                                             3

                 Consolidated Statements of Income for the
                 Three Month and Nine Month Periods Ended
                 September 30, 1997 and September 30, 1996                     4

                 Consolidated Statements of Cash Flows for
                 the Nine Month Periods Ended September 30, 1997
                 and September 30, 1996                                        5

                 Notes to Consolidated Financial Statements                    6

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 7


Part II          Other Information

Item 1           Legal Proceedings                                            10

Item 2           Changes in Securities                                        10

Item 3           Defaults upon Senior Securities                              10

Item 4           Submission of Matters to a Vote of Security Holders          10

Item 5           Other Information                                            10

Item 6           Exhibits and Reports on Form 8-K                             11

                 Signatures                                                   11


First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Condition
As of September 30, 1997, and 1996 and December 31, 1996

                                                                            September 30,                December 31,
                                                                        1997              1996              1996
                                                                    -------------------------------------------------

ASSETS
Cash and due from banks                                             $   9,413,389     $   9,275,349     $   8,270,560
Interest bearing deposits in other banks                                   31,661           124,045            49,270
Federal funds sold                                                      7,825,000
U.S. Treasury securities and obligations of other U.S.
  Government agencies and corporations                                  5,684,338         6,437,221         6,845,355
Obligations of states and political subdivisions                       10,493,756        11,105,349        10,536,228
Mortgage backed securities                                              9,960,432        11,411,427        10,241,965
Other securities                                                        1,624,575         1,614,574         1,624,512
                                                                    -------------------------------------------------
    Total securities available for sale                                27,763,101        30,568,571        29,248,060
Mortgage loans held for sale, net of discount                           1,710,662           976,835           866,700
 Loans, net of unearned income                                        178,451,784       168,266,712       172,973,942
Less: Allowance for loan losses                                        (2,648,867)       (1,619,144)       (1,688,940)
                                                                    -------------------------------------------------
    Net loans                                                         175,802,917       166,647,568       171,285,002
Premises and equipment, net                                             7,757,718         7,997,684         7,832,296
Other real estate                                                         557,444                              80,199
Accrued interest receivable                                             1,511,758         1,023,924         1,383,178
Deferred Tax Benefit                                                      983,538         1,066,825           759,300
Other assets                                                            2,487,587         1,831,730         3,243,142
                                                                    -------------------------------------------------
TOTAL ASSETS                                                        $ 235,844,775     $ 219,512,531     $ 223,017,707
                                                                    =================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand                                          $  24,816,253     $  24,563,203     $  22,043,303
Interest-bearing demand                                                60,506,172        63,369,250        66,050,592
Certificates of Deposit $100,000 and over                              32,576,609        24,725,347        25,525,456
Other time and savings                                                 77,832,435        66,573,942        69,803,186
                                                                    -------------------------------------------------
Total deposits                                                        195,731,469       179,231,742       183,422,537
Federal funds purchased                                                                   4,775,000         1,325,000
Current portion long term debt                                         13,523,004           105,000         1,105,000
Long term debt                                                                           12,500,000        12,500,000
Capital lease obligation                                                  119,497           145,114           138,900
Accrued expenses and other liabilities                                  2,310,881           981,507         1,843,908
                                                                    -------------------------------------------------
Total Liabilities                                                     211,684,851       197,738,363       200,335,345

Shareholders' equity:
  Preferred stock, par value $.01 per share  Authorized -
    400,000 shares; none issued
Common stock, par value $.01 per share
 Authorized - 10,000,000 shares at
    September 30, 1997 and September 30, 1996 and
    December 31, 1996; issued and outstanding  2,878,684 shares,
    2,263,295 shares and 2,263,884 shares, respectively                    28,787            22,633            22,639
  Additional paid in capital                                           15,346,050        10,914,658        15,166,195
  Retained earnings                                                     8,950,120        11,441,780         7,836,899
Unrealized loss on securities, available for sale, net of tax            (165,033)         (604,903)         (343,371)
                                                                    -------------------------------------------------
   Total Shareholders' Equity                                          24,159,924        21,774,168        22,682,362
                                                                    -------------------------------------------------
Total Liabilities and Shareholders' Equity                          $ 235,844,775     $ 219,512,531     $ 223,017,707
                                                                    =================================================


See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Income
For the three month periods and the nine month periods ended September 30, 1997, and September 30, 1996



                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                        1997           1996            1997           1996
                                                   ----------------------------------------------------------
Interest and fees on loans                         $  4,875,888   $  4,343,390    $ 13,878,571   $ 11,502,213
Interest on investment securities:
Taxable                                                 256,355        347,589         826,077      1,205,614
Exempt from Federal income tax                          130,288        149,010         401,546        437,707
Interest on Federal funds sold and
  interest-bearing deposits in other banks               41,927          2,030          63,051         39,920
                                                   ----------------------------------------------------------
Total interest income                                 5,304,458      4,842,019      15,169,245     13,185,454

Interest expense:
Interest on deposits                                  2,022,816      1,767,657       5,782,845      5,431,568
Interest on debt and Federal funds purchased            201,556        291,746         623,066        366,565
Interest on obligations under Capitalized leases          2,478          2,983           7,823          9,309
                                                   ----------------------------------------------------------
Total interest expense                                2,226,850      2,062,386       6,413,734      5,807,442
Provision for loan losses                               309,396        215,312       1,961,453        441,525
                                                   ----------------------------------------------------------
Net interest income after provision
  for loan losses                                     2,768,212      2,564,321       6,794,058      6,936,487
                                                   ----------------------------------------------------------

Noninterest revenues:
Service charges on deposits                             297,979        266,524         873,178        796,275
Other operating revenues                                213,871        159,318         532,695        452,024
Net securities gains (losses)                             6,497        (28,166)         14,391        (41,918)
                                                   ----------------------------------------------------------
Total noninterest revenues                              518,347        397,676       1,420,264      1,206,381

Noninterest expenses:
Salaries and employee benefits                        1,139,522      1,118,148       3,369,886      3,084,920
Occupancy, furniture and equipment                      314,804        346,504         867,508      1,047,311
Other operating expenses                                844,068        517,577       2,240,372      1,418,403
                                                   ----------------------------------------------------------
Total noninterest expenses                            2,298,394      1,982,229       6,477,766      5,550,634

Income before income taxes                              988,165        979,768       1,736,556      2,592,234
Provision for income taxes                              476,746        325,062         611,726        822,901
                                                   ----------------------------------------------------------
Net income                                         $    511,419   $    654,706    $  1,124,830   $  1,769,333
                                                   ==========================================================




Earnings per Common Share                          $       0.18   $       0.23    $       0.39   $       0.63

Earnings per Common Share assuming dilution        $       0.17   $       0.23    $       0.38   $       0.61



See notes to consolidated financial statements.

First American Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 1997 and September 30, 1996



                                                               1997               1996
                                                           -------------------------------

Cash flows from operating activities                       $  3,591,262       $  1,205,420

Cash flows from investing activities:
  Proceeds from sale of securities available for sale         4,390,023         13,989,412
  Proceeds from the maturity of securities
    available for sale                                          771,871          3,182,401
  Purchase of securities available for sale                  (3,484,206)        (6,218,019)
  Net loans made to customers                                (7,118,626)       (41,641,521)
  Capital expenditures                                         (231,477)        (1,153,557)
  Proceeds from sale of bank premises and equipment                 932
  Proceeds from sale of other real estate                        46,240             33,767
                                                           --------------------------------
Cash flows used by investing activities                      (5,625,243)       (31,807,517)


Cash flows from financing activities:
  Net (decrease) increase in demand deposit accounts         (2,771,470)           288,357
  Net increase in certificates of deposit and other
     time and savings deposits                               15,080,402         13,580,668
  Net (decrease) increase in Federal funds purchased         (1,325,000)         3,950,000
  Payment of capital lease obligation                           (19,403)           (17,916)
  Proceeds from issuance of debt                                                12,500,000
  Repayment of debt                                             (81,996)
  Proceeds from issuance of common stock                        105,000            145,867
Distribution for fractional shares                               (3,332)            (3,326)
                                                           -------------------------------
 Cash flows provided by financing activities                 10,984,201         30,443,650

Net increase (decrease) in cash and cash equivalents          8,950,220           (158,447)
Cash and cash equivalents at beginning of period              8,319,830          9,557,841
                                                           -------------------------------
Cash and cash equivalents at end of period                 $ 17,270,050       $  9,399,394
                                                           ===============================





See notes to consolidated financial statements.

                     First American Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                          September 30, 1997 and 1996


Note 1 - Basis of Presentation

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

        The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note 4 - Reconciliation of Earnings per common share and Earnings per common share assuming dilution



        For the nine months ended September 30, 1997

                                                    Income          Shares        Per-Share
                                                  (Numerator)    (Denominator)      Amount

Income available to common shareholders           $1,124,829

Basic EPS                                          1,124,829       2,870,334      $     0.39
                                                                                  ==========
Effects of Dilutive Securities Options                                99,448
                                                                   ---------
Dilutive EPS                                      $1,124,829       2,969,782      $     0.38
                                                  ==========================================




For the quarter ended September 30, 1997
                                                    Income          Shares        Per-Share
                                                  (Numerator)    (Denominator)      Amount

 Income available to common shareholders          $  511,418

Basic EPS                                            511,418       2,878,616      $     0.18
                                                                                  ==========
Effects of Dilutive Securities Options                               101,234
                                                                   ---------
Dilutive EPS                                      $  511,418       2,979,850      $     0.17
                                                  ==========================================




For the nine months ended September 30, 1996
                                                    Income          Shares        Per-Share
                                                  (Numerator)    (Denominator)      Amount

Income available to common shareholders           $1,769,333

Basic EPS                                          1,769,333       2,817,798      $     0.63
                                                                                  ==========
Effects of Dilutive Securities Options                                78,779
                                                                   ---------
Dilutive EPS                                      $1,769,333       2,896,577      $     0.61
                                                  ==========================================

For the quarter ended September 30, 1996
                                                    Income          Shares        Per-Share
                                                  (Numerator)    (Denominator)      Amount

Income available to common shareholders           $  654,706

Basic EPS                                            654,706       2,822,131      $     0.23
                                                                                  ==========
Effects of Dilutive Securities Options                                78,208
                                                                   ---------
Dilutive EPS                                      $  654,706       2,900,339      $     0.23
                                                  ==========================================



                Items 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

        The following discussion is presented to aid in an understanding of the Company's financial condition and results of operations for the third quarter of 1997.

        The Company reported earnings of $511,000 during the third quarter of 1997 compared with $655,000 during the third quarter of 1996 which is a 22.0% decrease from 1996 to 1997. Net income per share during the third quarter of 1997 was $0.18 compared to net income per share of $0.23 during the third quarter of 1996 a decrease of $0.05 per share. The earnings per share in 1996 have been restated to reflect a 5 for 4 stock split effected in the form of a stock dividend paid in 1997.

Distribution of Assets, Liabilities and Shareholder's Equity

        Total assets increased 7.4% to $235.8 million at September 30, 1997 from $219.5 million at September 30, 1996, and 5.7% from $223.0 million at December 31, 1996. This increase was a result of the 7.5% increase in earning assets which included increases in federal funds sold , loans, net of unearned income, and mortgage loans held for sale.

        Securities available for sale decreased to $27.8 million at September 30, 1997 from $30.6 million at June 30, 1996, a 9.2% decrease. The decrease in the portfolio was primarily to fund the Company's loan growth and the departure of higher cost public deposits as discussed below.

        At September 30, 1997, the Bank held the following types of structured notes and derivatives in its investment portfolio: Step-up bonds, dual index notes, and collateralized mortgage obligations. Liquidity, interest rate risk, yield, and extension risk are all considerations in holding these types of securities. The Bank periodically evaluates these securities to determine the effect that various interest rate changes have on the market value of these securities. The Bank understands that changing interest rates impact the market value of the security and its average life. The duration of these securities are monitored in relation to the overall portfolio. This evaluation also addresses the possible impact on the Bank's earnings and capital resulting from rate changes. The potential carrying amount recoverability is also reviewed on a regular basis. The Bank holds no securities whose ultimate principal redemption would be less than par.

        Loans, net of unearned income, grew to $178.5 million at September 30, 1997 from $168.3 million at September 30, 1996, or 6.1%. During the third quarter of 1997, loans, net of unearned income, increased to $178.5 million from $173.0 million at December 31, 1996, a 3.2% increase.

        Reserve for loan losses increased 63.6% to $2.6 million at September 30, 1997 from $1.6 million at September 30, 1996. Loan loss reserve as a percent of loans, net of unearned income was 1.48% at September 30, 1997, compared to 0.96% at September 30, 1996 and 0.98% at December 31, 1996. Management believes the loan loss reserve is adequate at this time, given the Bank's low historical loan loss ratio. See additional discussion under "Results of Operations".

        Bank premises and equipment decreased to $7.8 million at September 30, 1997 from $8.0 million at September 30, 1996, primarily as a result of depreciation expense during 1997. Bank premises and equipment decreased 1.0% from December 31, 1996.

        Total deposits at September 30, 1997 were $195.7 million compared with $179.2 million a year earlier, reflecting a 9.2% increase. Total deposits increased 6.7% from $183.4 million at December 31, 1996. Interest bearing demand deposits decreased $2.9 million from September 30, 1996. The decrease in interest bearing demand deposits from September 30, 1996 to September 30, 1997 was offset by increases of $7.9 million in certificates of deposits greater than $100,000 and $11.3 million in other time deposits during the same period due to increased efforts to raise deposits. Certificates of deposit greater than $100,000 increased 27.8% to $32.6 million at September 30, 1997 from $25.5 million as of December 31, 1997. At September 30, 1997, the Company had $12.5 million in borrowings from the Federal Home Loan Bank (FHLB). The $12.5 million FHLB debt has an interest rate of one month LIBOR (London interbank offered rate) minus three basis points, equating to 5.626% at September 30, 1997, and matures June 5, 1998.

        Shareholders' equity increased to $24.2 million at September 30, 1997, an 11.0% increase from $21.8 million at September 30, 1996. Shareholders' equity increased 6.6% from $22.7 million at December 31, 1996. The increase from December 31, 1996 was due to the Company's net income of $1.1 million in the nine months ended September 30, 1997. Also contributing to the increase in shareholders' equity was the mark-to-market adjustment for specific securities designated as available for sale of $165,000 at September 30, 1997, a decrease of $178,000 from $343,000 at December 31, 1996. The mark-to-market adjustment decreased $440,000 from September 30, 1996.

        At September 30, 1997, the equity capital to asset ratio was 10.2%. At September 30, 1996, this ratio was 9.9%; and at December 31, 1996, it was 10.2%. The current risk based capital ratios well exceed the risk based capital guidelines established by banking regulators as illustrated below:




                                 At September 30,      Minimum Regulatory
                                      1997                Requirements
                                 ----------------      ------------------

Risk-based capital:
   Tier I capital ratio                12.71%                 4.00%
   Total capital ratio                 13.96%                 8.00%
   Leverage Ratio                      10.35%             3.00 to 5.00%

Asset and Liability Management, Liquidity and Capital Resources

        Through its asset liability management plan, management maintains adequate liquidity to satisfy the Company's day to day cash flow requirements and has available adequate liquidity sources to satisfy seasonal fluctuations.

Results of Operations

        During the third quarter of 1997, earnings were $511,000, compared with third quarter earnings during 1996 of $655,000, a 22.0% decrease, which resulted primarily from increased noninterest expenses and provision for loan losses.

        For the three month period ending September 30, 1997 gross interest margin improved $298,000, or 10.7%, to $3,078,000, compared to $2,780,000 at
September 30, 1996. When compared with the three month period ended September 30, 1996, the changes in the volume and mix of earning assets and interest-bearing liabilities as well as the current rate environment helped improve the gross interest margin during the third quarter of 1997.

        Interest and fees on loans increased $532,000, or 12.3%, due to growth in loan volume during the third quarter. Interest on investment securities decreased 22.1%, or $110,000, due to the decrease in the investment portfolio to fund the Company's loan growth.

        Interest expense on deposits increased $255,000, or 14.4%, at September 30, 1997, compared to September 30, 1996, as interest bearing deposits (interest bearing demand deposits, certificates of deposit, etc.) increased $16.2 million during the same period. The increase in deposit interest expense was offset by a decrease of interest expense on other borrowed money of $90,000 when comparing September 30, 1997 to September 30, 1996. This decrease was a result of improved liquidity which enabled the Company to purchase less federal funds during the third quarter of 1997 than in the third quarter of 1996.

        The provision for loan losses increased by $94,000 during the third quarter of 1997 when compared with the third quarter of 1996. The provision for loan losses increased by $1,520,000 at September 30, 1997 compared to September 30, 1996. During 1997, the Company's loan loss experience has been greater than the Company's historical loss experience. For the nine months ended September 30, 1997, the Company had gross loan charge-offs of $1,109,000 compared with $389,000 for the nine months ended September 30, 1996, an increase of $720,000 or 185.1%. Due to the increased loss experience, management has reevaluated the loan portfolio utilizing measurement criteria reflecting the increased 1997 charge-offs in an attempt to identify any future potential losses. As a result of management's evaluation the Company has increased its allowance for loan losses to $2,649,000 at September 30, 1997 an increase of 63.6% from $1,619,000 at September 30, 1996 and an increase of 56.8% from $1,689,000 at December 31, 1996. With the ratio of the reserve for loan losses to loans net of unearned income at September 30, 1997 of 1.48%, management believes that this allocation to loan loss reserve provides an adequate reserve for the risk in the current loan portfolio.

        Total noninterest revenues during the third quarter of 1997 increased $115,000, or 28.4%, primarily as a result of increased service charges on deposit accounts.

        Total noninterest expenses during the third quarter of 1997 increased $121,000, or 30.3%, due to increases in salaries and employee benefits, other operating expenses, and occupancy, furniture and equipment expenses.

        Income before income taxes increased $8,000 at September 30, 1997 when compared to September 30, 1996. Income tax expense for the third quarter of 1997 compared to 1996 increased $152,000, or 46.7%, primarily as a result of increased income from a subsidiary of the Company which traditionally has a higher effective tax rate.



                                    Part II

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 27      Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

        None.



                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                 First American Bancorp









Date:   November 14, 1997                      by   /s/ DAN M. DAVID
                                                    ----------------------------
                                                    Dan M. David
                                                    Chairman and Chief
                                                    Executive Officer



Date:   November 14, 1997                      by   /s/ ALFRED E. CHEATHAM, JR.
                                                    ----------------------------
                                                    Alfred E. Cheatham, Jr.
                                                    Vice President and
                                                    Chief Financial Officer